Form 10-Q
period 2011-03-31
ECA Marcellus Trust I
filed 2011-05-13
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2011, 13,203,750 Common Units and 4,401,250 Subordinated Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

GLOSSARY OF CERTAIN TERMS

The following are definitions of certain significant terms used in this report.  Other terms are defined in the text of this report.

“AMI” means the area of mutual interest, or AMI, consists of the Marcellus Shale formation in approximately 121 square miles of property located in Greene County, Pennsylvania in which ECA had leased approximately 9,300 acres and owned substantially all of the working interests at the date of formation of the Trust. ECA is obligated to drill the 52 development wells from drill sites on approximately 9,300 leased acres in the AMI. Until ECA has satisfied its drilling obligation, it will not be permitted to drill and complete any well in the Marcellus Shale formation within the AMI for its own account.

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

“Working Interest” means the right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statement of Assets, Liabilities, and Trust Corpus

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Cash	$53,641	$398,324
Royalty income receivable	7,904,834	6,885,434
Hedge proceeds receivable	1,787,798	2,032,620
Floor price contracts	4,788,960	4,858,920

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(21,759,021)	(14,854,467)
Net royalty interest in gas properties	330,340,979	337,245,533

Total Assets	$344,876,212	$351,420,831

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$4,957,920	$4,957,920
Distributions payable to unitholders	9,232,406	8,809,013
Incentive distribution payable to ECA	—	—
Floor costs payable to ECA as:
Premium	—	—
Interest	—	—

Trust corpus; 13,203,750 common units and 4,401,250 subordinated units authorized, issued and outstanding	330,685,886	337,653,898

Total Liabilities and Trust Corpus	$344,876,212	$351,420,831

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statement of Distributable Income

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Royalty income	$7,904,834	$—
Hedge proceeds	1,929,573	—
Net proceeds to Trust	$9,834,407	$—

General and administrative expense	(602,206)	—
Interest income	205	—
Income available for distribution prior to cash reserves and incentive calculation	$9,232,406	$—

Cash reserves (withheld) released by Trustee	—	—
Income available for distribution prior to incentive calculation	$9,232,406	$—

Less:
Incentive distribution to ECA	—	—
Floor cost reimbursement distribution to ECA as:
Premium	—	—
Interest	—	—

Distributable income available to unitholders	$9,232,406	$—
Distributable income per unit (13,203,750 common units and 4,401,250 subordinated units authorized and outstanding)	$0.524	$—

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statement of Trust Corpus

(Unaudited)

Three Months Ended March 31, 2011
Trust Corpus, Beginning of Period	$337,653,898
Cash reserves	—
Distributed to ECA	(10)
Distributable income	9,232,406
Distributions paid or payable to unitholders	(9,225,894)
Amortization of royalty interest in gas properties	(6,904,554)
Amortization of floor price contracts	(69,960)
Trust Corpus, End of Period	$330,685,886

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revenue and Expenses:

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and election of the unitholders. Thus, the Statement of Distributable Income purports to show Income available for distribution before application of those unitholders’ additional expenses, if any, for depletion, interest income and expense, and income taxes.

The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold.  Expenses are recognized when paid.

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a writedown is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties was recognized during the three-month period ended March 31, 2011.   Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Accrued Interest Payable:

Accrued interest payable to ECA by the Trust is calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but is not recorded by the Trust until paid. As of March 31, 2011, the amount of unrecorded accrued interest payable to ECA was $437,104.

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

Hedge proceeds realized for the quarter ended March 31, 2011 totaled $1,929,573.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Drilling Support Lien:

As described in Note 1, ECA has granted to the Trust the Drilling Support Lien.  The Drilling Support Lien is limited to $91 million, and as ECA fulfills its drilling obligation over time, the total dollar amount is to be proportionately reduced. As of March 31, 2011, ECA had received partial releases of the Drilling Support Lien in the amount of approximately $28.5 million reducing the Drilling Support Lien to approximately $62.5 million.  However, after giving effect to the total number of wells drilled as of March 31, 2011 (29.44 wells, calculated as provided in the Development Agreement) the maximum amount of the Drilling Support Lien would be reduced to approximately $39.5 million.

NOTE 7.  Subsequent Events

On April 12, 2011 the Trust entered into an underwriting agreement (the “Underwriting Agreement”) with ECA and the underwriters named therein (the “Underwriters”) providing for the offer and sale in a firm commitment underwritten offering by ECA of 2,525,000 units of beneficial interest in the Trust (“Common Units”) at a public offering price of $29.35 per Common Unit. Pursuant to the Underwriting Agreement, ECA granted the Underwriters a 30-day option to purchase an additional 360,723 Common Units to cover over-allotments, if any. On May 12, 2011, the Underwriters exercised the option to purchase 181,175 additional Common Units from ECA. The purchase is expected to close on May 16, 2011.

As of May 9, 2011, six additional PUD wells had been brought online by ECA that were producing 9,030 Mcf per day net to the Trust’s interest.

As of May 9, 2011, ECA had received partial releases of the Drilling Support Lien in the amount of approximately $38.3 million reducing the Drilling Support Lien to approximately $52.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, includes the Private Investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto, as well as the Discussion and Analysis of Historical Results from the Producing Wells contained in the Prospectus. The Trust’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.

Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” about ECA and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of ECA and all matters relating to the Trust are forward-looking statements.  Actual outcomes and results may differ materially from those projected.

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

•                  the ability of the Trust’s hedge counterparties, including ECA, to meet their contractual obligations;

•                  conditions in the capital markets;

•                  competition from others in the energy industry;

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in this Report on Form 10-Q.

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of ECA and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to ECA or the Trust or persons acting on behalf of ECA or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

Initially, the Trust owned royalty interests in the 14 Producing Wells described in the Prospectus (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells to be drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, in which ECA presently holds approximately 9,300 acres, of which it owns substantially all of the working interests, in Greene County, Pennsylvania. The Area of Mutual Interest consists of the Marcellus Shale formation in approximately 121 square miles in Greene County, Pennsylvania.

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

ECA is obligated to drill all of the PUD Wells by March 31, 2013. However, in the event of delays, ECA will have until March 31, 2014 to fulfill its drilling obligation. As of March 31, 2011, ECA had drilled 29.44 of the PUD Wells, calculated as provided in the Development Agreement.  The Trust will not be responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the royalties will be determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution will include cash receipts from the Hedge Contracts and will be reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity. Post-production costs will generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Any charge payable to ECA for such post-production costs on its Greene County Gathering System will be limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation (the “Post-Production Services Fee”); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA is entitled to reimbursement for these expenditures plus interest accrued at 10% per annum (“Reimbursement Amount”) only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement will be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.

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

Results of Trust Operations

For the Three Months Ended March 31, 2011

The Trust’s distributable income was $9,232,406 for the three months ended March 31, 2011.  This amount was less than the projected cash available for distribution determined in establishing the target distributions described in the Prospectus by approximately $583,000.

Net proceeds to the Trust for the quarter of $9.8 million were $0.4 million less than the projected amount of $10.2 million. The lower than projected proceeds were primarily a result of the average price realized for the quarter of $4.69 per Mcf being $1.13 per Mcf lower than the projected price of $5.82 per Mcf.  This was partially offset by production volumes being 340 Mmcf higher than projected. Twenty four wells (14 Producing Wells and 10 PUD Wells) were online and producing at the end of the quarter, which was one less than projected in the Prospectus.

The average price realized for the quarter was lower than projected primarily as a result of two factors.  The weighted average closing NYMEX price for the quarter of $4.10 per Dth was $1.49 per Dth lower than the assumed NYMEX price of $5.59 per Dth utilized in the projections.  This was partially offset by the hedge proceeds received for the quarter being $1.1 million greater than projected due to the lower NYMEX price.  Additionally, the post production costs averaged $0.64 per Dth for the quarter as compared to the projected cost of $0.52 per Dth.  Post production costs were higher than projected due to the utilization of electric compression versus gas compression which resulted in a charge for electric usage, in lieu of gas used as fuel, which is a chargeable cost and properly allocated to the Trust, as provided for in the Trust conveyance documents.

Total production for the quarter of 2,097 MMcf was 340 MMcf higher than projected.  This is primarily the result of better than projected average well production volumes.  Twenty four wells (14 Producing Wells and 10 PUD Wells) were online and producing at the end of the quarter, which was one well less than projected. Of the ten PUD Wells, four of these wells were brought online during the quarter ended March 31, 2011. Two wells were brought online in early January and two in the last five days of March.  Subsequently, these four wells had an average daily production rate, net to the Trust, of 4,736 Mcf per day for April 2011. The average gross initial per well production for the first thirty days of production for these four wells was 2,946 Mcf per day which is 30% above the rate forecasted by the Ryder Scott reserve report described in the Prospectus for the same time period.

General and administrative expenses paid by the Trust were $602,000 for the three months ended March 31, 2011. This amount was $191,000 higher than projected expenses due to higher than the projected costs for professional services and the payment of two quarters ($75,000) of Trustee Fees during the quarter.

ECA has drilled an additional sixteen PUD Wells as of May 9, 2011.  Of these sixteen additional wells, six wells were turned online and producing while ten wells were undergoing or awaiting Completion operations.  To date, ECA has drilled a total of twenty six actual PUD Wells.  However, the average horizontal lateral distance for these twenty six wells (as measured from the midpoint of the curve to the end of the lateral) was 3,744 feet and represents a total of 33.20 net PUD Wells drilled, calculated as described in the Prospectus.  These 33.20 net PUD Wells drilled count toward the 52 equivalent PUD Wells ECA has committed to drill.

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

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Hedge Contracts

The primary asset of and source of income to the Trust is the Royalties, which generally entitle the Trust to receive varying portions of the net proceeds from gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in gas prices. Through March 31, 2014, however, the Royalties are subject to the hedge contracts described below, which are expected to reduce the Trust’s exposure to natural gas price volatility.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in the Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No material change to such risk factors has occurred during the three months ended March 31, 2011.

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

Date: May 13, 2011

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