Form 10-Q
period 2011-06-30
ECA Marcellus Trust I
filed 2011-08-12
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

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

As of August 12, 2011, 13,203,750 Common Units and 4,401,250 Subordinated Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

“Dth” means one million British Thermal Units.

“Equivalent PUD Well” is defined as a well that is drilled horizontally in the Marcellus formation for a lateral distance of 2,500 feet measured from the midpoint of the curve to the end of the lateral multiplied by the working interest held by ECA.  Wells with a horizontal lateral less than 2,500 feet will count as a fractional well in proportion to total lateral length divided by 2,500 feet.  Wells with a horizontal lateral greater than 2,500 feet (subject to a maximum of 3,500 feet) will count as multiple fractions wells in proportion to the total lateral length divided by 2,500 feet.

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

“Prospectus” means the final prospectus relating to the initial public offering of the Trust units as filed with the SEC pursuant to rule 424(b) on July 1, 2010.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statement of Assets, Liabilities, and Trust Corpus

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Cash	$64,077	$398,324
Royalty income receivable	9,909,451	6,885,434
Hedge proceeds receivable	1,661,873	2,032,620
Floor price contracts	4,696,560	4,858,920

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(30,027,677)	(14,854,467)
Net royalty interest in gas properties	322,072,323	337,245,533

Total Assets	$338,404,284	$351,420,831

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$4,957,920	$4,957,920
Distributions payable to unitholders	11,114,148	8,809,013
Incentive distribution payable to ECA	—	—
Floor costs payable to ECA as:
Premium	—	—
Interest	—	—

Trust corpus; 13,203,750 common units and 4,401,250 subordinated units authorized, issued and outstanding	322,332,216	337,653,898

Total Liabilities and Trust Corpus	$338,404,284	$351,420,831

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statement of Distributable Income

(Unaudited)

	Six Months Ended	Inception to Date	Three Months Ended
	June 30,	Ended June 30,	June 30,
	2011	2010	2011	2010

Royalty income	$17,814,285	$3,751,394	$9,909,451	$3,751,394
Hedge proceeds	3,735,436	1,814,543	1,805,863	1,814,543

Net proceeds to Trust	$21,549,721	$5,565,937	$11,715,314	$5,565,937

General and administrative expense	(1,203,614)	—	(601,408)	—
Interest income	447	—	242	—

Income available for distribution prior to cash reserves and incentive calculation	$20,346,554	$5,565,937	$11,114,148	$5,565,937

Cash reserves withheld by Trustee	—	(660,000)	—	(660,000)

Income available for distribution prior to incentive calculation	$20,346,554	$4,905,937	$11,114,148	$4,905,937

Less:
Incentive distribution to ECA	—	58,688	—	58,688
Floor cost reimbursement distribution to ECA as:
Premium	—	—	—	—
Interest	—	58,688	—	58,688

Distributable income available to unitholders	$20,346,554	$4,788,561	$11,114,148	$4,788,561

Distributable income per unit (13,203,750 common units and 4,401,250 subordinated units authorized and outstanding)	$1.155	$0.272	$0.631	$0.272

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statement of Trust Corpus

(Unaudited)

	Six Months	Inception to Date
	Ended	Ended
	June 30, 2011	June 30, 2010
Trust Corpus, Beginning of Period	$337,653,898	$352,100,000
Cash reserves	—	660,000
Distributed to ECA	(10)	—
Distributable income	20,346,554	4,788,561
Distributions paid or payable to unitholders	(20,332,656)	(4,788,561)
Amortization of royalty interest in gas properties	(15,173,210)	(1,690,142)
Amortization of floor price contracts	(162,360)	—

Trust Corpus, End of Period	$322,332,216	$351,069,858

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells to be drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprised of approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, of which 13,203,750 are common units and 4,401,250 are subordinated units. The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells. Approximately 50% of the estimated natural gas production attributable to the Trust’s royalty interests has been hedged with a combination of floors and swaps through March 31, 2014 (the “Hedge Arrangement”). The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts entered into between ECA and third parties. ECA will be entitled to recoup the costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeds certain levels.

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

The Trust is not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the royalties are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests, and the Trust’s cash available for distribution includes cash receipts from its hedging contracts and is reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Any charge payable to ECA for such post-production costs on its Greene County Gathering System will be limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation (the “Post-Production Services Fee”); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, in the event that electric compression is utilized in lieu of gas used as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

Generally, the percentage of production proceeds to be received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA’s net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to a PUD Well, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As the applicable net revenue interest of a well is calculated by multiplying ECA’s percentage working interest in such well by the unburdened interest percentage (87.5%), assuming ECA owns a 100% working interest in a PUD Well, such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust would be entitled to 43.75% of the production proceeds from such well. To the extent ECA’s working interest in a PUD well is less than 100%, the Trust’s share of proceeds would be proportionately reduced.  Pursuant to the Development Agreement, however, ECA will only satisfy its drilling obligation when it has drilled 52 equivalent wells. Therefore, any reduction in production proceeds attributable to a PUD Well caused by ECA having less than a 100% working interest in the well will be offset by the requirement to drill additional wells to achieve a total of 52 equivalent wells.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months and six months ended June 30, 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a writedown is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Royalty Interest in Gas Properties and Trust Corpus.  No impairment in the Underlying Properties was recognized during the three month or six month periods ended June 30, 2011 or June 30, 2010.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Accrued Interest Payable:

Accrued interest payable to ECA by the Trust is calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but is not recorded by the Trust until paid. As of June 30, 2011, the amount of unrecorded accrued interest payable to ECA was $561,052.

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

Hedge proceeds realized for the quarter ended June 30, 2011 and 2010 totaled $1,805,863 and $1,814,543.  Hedge proceeds for the six months ended June 30, 2011 and from inception to date period ended June 30, 2010 totaled $3,735,436 and $1,814,543.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Drilling Support Lien:

As described in Note 1, ECA has granted to the Trust the Drilling Support Lien.  The Drilling Support Lien is limited to $91 million, and as ECA fulfills its drilling obligation over time, the total dollar amount is to be proportionately reduced. As of June 30, 2011, ECA had received partial releases of the Drilling Support Lien in the amount of approximately $38.3 million reducing the Drilling Support Lien to approximately $52.7 million.  However, after giving effect to the total number of wells drilled as of June 30, 2011 (37.14 wells, calculated as provided in the Development Agreement) the maximum amount of the Drilling Support Lien would be reduced to approximately $26.0 million.

Secondary Offering:

On April 12, 2011 the Trust entered into an underwriting agreement (the “Underwriting Agreement”) with ECA and the underwriters named therein (the “Underwriters”) providing for the offer and sale in a firm commitment underwritten offering by ECA of 2,525,000 units of beneficial interest in the Trust (“Common Units”) at a public offering price of $29.35 per Common Unit. Pursuant to the Underwriting Agreement, ECA granted the Underwriters a 30-day option to purchase up to 360,723 Common Units to cover over-allotments, if any.  Pursuant to this agreement ECA sold 2,525,000 Common Units in a secondary public offering and an additional 181,175 Common Units pursuant to the overallotment option during the quarter ended June 30, 2011.  ECA also conveyed an additional 114,600 Common Units to certain employees of ECA in May 2011.  As of June 30, 2011, ECA held a total of 180,958 Common Units and 4,401,250 subordinated units of the Trust.

NOTE 7.  Subsequent Events

As of August 10, 2011, ECA had received partial releases of the Drilling Support Lien in the amount of approximately $46.9 million reducing the Drilling Support Lien to approximately $44.1 million.

As of August 10, 2011, four additional PUD Wells (4.94 Equivalent PUD Wells) had been brought online by ECA that were producing 3,303 Mcf per day net to the Trust’s interest.

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

ECA is obligated to drill all of the PUD Wells by March 31, 2013. However, in the event of delays, ECA will have until March 31, 2014 to fulfill its drilling obligation. As of June 30, 2011, ECA had drilled 37.14 of the PUD Wells, calculated as provided in the Development Agreement.  The Trust is not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the royalties are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution includes cash receipts from the Hedge Contracts and is reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Any charge payable to ECA for such post-production costs on its Greene County Gathering System is limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation (the “Post-Production Services Fee”); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

The Trust expects to make quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and the costs incurred as a result of being a publicly traded entity and reserves on or about 60 days following the completion of each quarter through (and including) the quarter ending March 31, 2030 (the “Termination Date”). The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010.

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

Results of Trust Operations

For the Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

Distributable income for the three months ended June 30, 2011 increased to $11.1 million from $4.8 million for the three months ended June 30, 2010.  This increase was primarily the result of a $6.2 million increase in royalty income and a $0.7 million reduction in cash reserves established by the Trustee, which were partially offset by a $0.6 million increase in general and administrative expenses.

Royalty income increased by $6.2 million, from $3.7 million for the three months ended June 30, 2010 to $9.9 million for the three months ended June 30, 2011 as a result of an increase in production, partially offset by a decrease in the average realized price and an increase in post production costs.

Production increased 160% from 968 MMcf for the three months ended June 30, 2010 to 2,512 MMcf for the three months ended June 30, 2011. The increased production was a result of an increase in the number of wells online and producing during the quarter ended June 30, 2011.  A total of thirty-one wells (14 PDP and 17 actual PUD wells (21.89 Equivalent PUD Wells as calculated as described in the Prospectus)) were online and producing as of June 30, 2011, while there were a total of 8 PDP Wells online and producing as of June 30, 2010.  Of the seventeen PUD Wells, seven (9.43 Equivalent PUD Wells) of these wells were brought online during the quarter ended June 30, 2011.  Three wells (3.83 Equivalent PUD Wells) were brought online in early April, three (4.20 Equivalent PUD Wells) in late April and one well (1.40 Equivalent PUD Wells) was brought online in mid May. Subsequently, these seven wells (9.43 Equivalent PUD Wells) had an average daily production rate, net to the Trust, of 9,482 Mcf per day for June 2011. The average gross initial per well production for the first thirty days of production for these seven wells (9.43 Equivalent PUD Wells) was 3,345 Mcf per day.

The average price realized for the three months ended June 30, 2011 declined by $1.09 per Mcf to $4.66 per Mcf as compared to $5.75 per Mcf for the three months ended June 30, 2010.  This decrease was primarily the result of a decrease in the percentage of volumes hedged from 70.5% for the three months ended June 30, 2010 to 35.5% for the three months ended June 30, 2011.  The Trust had swaps covering a total of 682,500 MMbtu, at a price of $6.75 per MMbtu, for the quarters ended June 30, 2010 and 2011 and had floors at a price of $5.00 per MMbtu covering a total of 200,000 MMbtu for the quarter ended June 30, 2011.  This decrease was partially offset by an increase in the weighted average monthly closing NYMEX price for the current quarter to $4.32 per MMbtu from the comparable quarter in 2010.

Post production costs averaged $0.62 per Dth for the quarter ended June 30, 2011 as compared to $0.52 per Dth for the prior year’s comparable quarter.  Post production costs were higher than the previous year’s quarter due to the utilization of electric compression versus gas compression which resulted in a charge for electric usage, in lieu of gas used as fuel, which is a chargeable cost and properly allocated to the Trust, as provided for in the Trust conveyance documents.

General and administrative expenses paid by the Trust were $0.6 million for the three months ended June 30, 2011.  No such expenses were paid during the quarter ended June 30, 2010 as a result of the closing of the initial public offering not occurring until July 7, 2010.  For the quarter ended June 30, 2010, the Trustee established a cash reserve of $0.7 million for use in paying the current and future liabilities of the Trust as they became due.  This cash reserve reduced the Trust’s distributable income for the period.  The cash reserve was not increased or decreased during the quarter ended June 30, 2011.

ECA has drilled an additional fifteen PUD Wells (19.27 Equivalent PUD Wells) as of August 10, 2011.  Of these fifteen (19.27 Equivalent PUD Wells) additional wells, four wells (4.94 Equivalent PUD Wells) were turned online and producing while eleven wells (14.33 Equivalent PUD Wells) were undergoing or awaiting Completion operations.  To date, ECA has drilled a total of thirty-two actual PUD Wells (41.16 Equivalent PUD Wells calculated as described in the Prospectus).  These 41.16 Equivalent PUD Wells drilled count toward the 52 equivalent PUD Wells ECA has committed to drill.

For the Six Months Ended June 30, 2011 and Inception to Date Period Ended June 30, 2010

Distributable income for the six months ended June 30, 2011 increased to $20.3 million from $4.8 million for the inception to date period ended June 30, 2010.  This increase was primarily the result of a $14.1 million increase in royalty income, a $1.9 million increase in hedge proceeds and a $0.7 million reduction in cash reserves established by the Trustee, which were partially offset by a $1.2 million increase in general and administrative expenses.

Royalty income increased by $14.1 million, from $3.7 million for the inception to date period ended June 30, 2010 to $17.8 million for the six months ended June 30, 2011 as a result of an increase in production, partially offset by a decrease in the average realized price and an increase in post production costs.

Production increased 376% from 968 MMcf for the inception to date ended June 30, 2010 to 4,609 MMcf for the six months ended June 30, 2011. The increased production was a result of an increase in the number of wells in line and producing during the period ended June 30, 2011.  A total of thirty-one wells (14 PDP and 17 actual PUD wells (21.89 Equivalent PUD Wells as calculated as described in the Prospectus)) were online and producing as of June 30, 2011, while there were a total of 8 PDP Wells online and producing as of June 30, 2010.  Of the seventeen PUD Wells (21.89 Equivalent PUD Wells), eleven of these wells (15.03 Equivalent PUD Wells) were brought online during the period ended June 30, 2011.  Two wells (2.80 Equivalent PUD Wells) were brought online in January, two in March (2.80 Equivalent PUD Wells), six (8.03 Equivalent PUD Wells) in April and one well (1.40 Equivalent PUD Wells) was brought online in mid May.  Subsequently, these eleven wells (15.03 Equivalent PUD Wells) had an average daily production rate, net to the Trust, of 13,854 Mcf per day for June 2011. The average gross initial per well production for the first thirty days of production for these eleven wells (15.03 Equivalent PUD Wells) was 3,343 Mcf per day.

The average price realized for the six months ended June 30, 2011 declined by $1.07 per Mcf to $4.68 per Mcf as compared to $5.75 per Mcf for the inception to date period ended June 30, 2010.  This decrease was primarily the result of a decrease in the percentage of volumes hedged from 70.5% for the inception to date period ended June 30, 2010 to 37.5% for the six months ended June 30, 2011.  The Trust had swaps covering a total of 682,500 MMbtu, at a price of $6.75 per MMbtu, for the inception to date ended June 30, 2010 and 1,357,500 MMbtu at a price of $6.75 for the inception to date period ended June 30, 2011.  The Trust also had in place floor contracts at a price of $5.00 per MMbtu covering a total of 369,000 MMbtu for the six months ended June 30, 2011.  This decrease was partially offset by an increase in the weighted average monthly closing NYMEX price for the current period to $4.22 per MMbtu from the comparable period in 2010.

Post production costs averaged $0.63 per Dth for the six months ended June 30, 2011 as compared to $0.52 per Dth for the prior year’s comparable period.  Post production costs were higher than the previous year due to the utilization of electric compression versus gas compression which resulted in a charge for electric usage, in lieu of gas used as fuel, which is a chargeable cost and properly allocated to the Trust, as provided for in the Trust conveyance documents.

General and administrative expenses paid by the Trust were $1.2 million for the six months ended June 30, 2011.  No such expenses were paid during the period ended June 30, 2010 as a result of the closing of the initial public offering not occurring until July 7, 2010.  For the period ended June 30, 2010, the Trustee established a cash reserve of $0.7 million for use in paying the current and future liabilities of the Trust as they became due.  This cash reserve reduced the Trust’s distributable income for the period.  The cash reserve was not increased or decreased during the six months ended June 30, 2011.

ECA has drilled an additional fifteen PUD Wells (19.27 Equivalent PUD Wells) as of August 10, 2011.  Of these fifteen (19.27 Equivalent PUD Wells) additional wells, four wells (4.94 Equivalent PUD Wells) were turned online and producing while eleven wells (14.33 Equivalent PUD Wells) were undergoing or awaiting Completion operations.  To date, ECA has drilled a total of thirty-two actual PUD Wells (41.16 Equivalent PUD Wells calculated as described in the Prospectus).  These 41.16 Equivalent PUD Wells drilled count toward the 52 equivalent PUD Wells ECA has committed to drill.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the Royalties and the Hedge Arrangements. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders, including, if applicable, incentive distributions to ECA and, if applicable, expense reimbursements to ECA.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalties and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter, subject in all cases to the subordination and incentive provisions described above. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in the Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No material change to such risk factors has occurred during the six months ended June 30, 2011.

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

10.14

Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (Incorporated herein by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800)).

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

Date: August 12, 2011

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

10.14

Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (Incorporated herein by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800)).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).