Form 10-Q
period 2011-09-30
ECA Marcellus Trust I
filed 2011-11-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2011, 13,203,750 Common Units and 4,401,250 Subordinated Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I – Financial Information
Item 1. Financial Statements (Unaudited)	3
Statement of Assets, Liabilities and Trust Corpus as of September 30, 2011 and December 31, 2010	3
Statement of Distributable Income for the Three and Nine Months Ended September 30, 2011 and the Three Months and Inception to Date Ended September 30, 2010	4
Statement of Trust Corpus as of September 30, 2011 and September 30, 2010	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

PART II- Other Information
Item 1A. Risk Factors	20
Item 6. Exhibits	21
SIGNATURES	22
EXHIBIT INDEX	23
APPENDIX A
Glossary of Certain Terms

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statement of Assets, Liabilities, and Trust Corpus

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Cash	$508,664	$398,324
Royalty income receivable	9,292,292	6,885,434
Hedge proceeds receivable	1,808,948	2,032,620
Floor price contracts	4,518,360	4,858,920

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(38,382,927)	(14,854,467)
Net royalty interest in gas properties	313,717,073	337,245,533

Total Assets	$329,845,337	$351,420,831

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$4,957,920	$4,957,920
Distributions payable to unitholders	11,083,258	8,809,013

Trust corpus; 13,203,750 common units and 4,401,250 subordinated units authorized, issued and outstanding	313,804,159	337,653,898

Total Liabilities and Trust Corpus	$329,845,337	$351,420,831

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statement of Distributable Income

(Unaudited)

	Nine Months Ended	Inception to Date	Three Months Ended
	September 30,	Ended September 30,	September 30,
	2011	2010	2011	2010

Royalty income	$27,106,577	$10,039,723	$9,292,292	$6,288,329
Hedge proceeds	5,870,544	3,443,911	2,135,108	1,629,368

Net proceeds to Trust	$32,977,121	$13,483,634	$11,427,400	$7,917,697

General and administrative expense	(1,547,969)	(658,638)	(344,355)	(658,638)
Interest income	660	—	213	—

Income available for distribution prior to cash reserves and incentive calculation	$31,429,812	$12,824,996	$11,083,258	$7,259,059

Cash reserves withheld by Trustee	—	(500,000)	—	160,000

Income available for distribution prior to incentive calculation	$31,429,812	$12,324,996	$11,083,258	$7,419,059

Less:
Incentive distribution to ECA	—	58,688	—	—
Floor cost reimbursement distribution to ECA as:
Premium	—	—	—	—
Interest	—	58,688	—	—

Distributable income available to unitholders	$31,429,812	$12,207,620	$11,083,258	$7,419,059

Distributable income per unit (13,203,750 common units and 4,401,250 subordinated units authorized and outstanding)	$1.785	$0.693	$0.630	$0.421

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statement of Trust Corpus

(Unaudited)

	Nine Months	Inception to Date
	Ended	Ended
	September 30, 2011	September 30, 2010
Trust Corpus, Beginning of Period	$337,653,898	$352,100,010
Cash reserves	—	500,000
Distributed to ECA	(10)	—
Distributable income	31,429,812	12,207,620
Distributions paid or payable to unitholders	(31,410,521)	(12,207,620)
Amortization of royalty interest in gas properties	(23,528,460)	(8,384,621)
Amortization of floor price contracts	(340,560)	—

Trust Corpus, End of Period	$313,804,159	$344,215,389

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells to be drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprised of approximately 9,300 acres held by ECA, of which ECA owns substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, of which 13,203,750 are common units and 4,401,250 are subordinated units. The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells. Approximately 50% of the estimated natural gas production attributable to the Trust’s royalty interests has been hedged with a combination of floors and swaps through March 31, 2014 (the “Hedge Arrangement”). The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts entered into between ECA and third parties. ECA will be entitled to recoup the costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeds certain levels.

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

The Trust is not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the royalties are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests, and the Trust’s cash available for distribution includes cash receipts from its hedging contracts and is reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Any charge payable to ECA for such post-production costs on its Greene County Gathering System will be limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation (the “Post-Production Services Fee”); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, in the event that electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months and nine months ended September 30, 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a writedown is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Royalty Interest in Gas Properties and Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.   Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Accrued Interest Payable:

Accrued interest payable to ECA by the Trust is calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but is not recorded by the Trust until paid. As of September 30, 2011, the amount of unrecorded accrued interest payable to ECA was $685,000.

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

Hedge proceeds realized for the quarters ended September 30, 2011 and 2010 totaled $2,135,108 and $1,629,368, respectively.  Hedge proceeds for the nine months ended September 30, 2011 and from inception to date period ended September 30, 2010 totaled $5,870,544 and $3,443,911, respectively.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Drilling Support Lien:

As described in Note 1, ECA has granted to the Trust the Drilling Support Lien.  The Drilling Support Lien is limited to $91 million, and as ECA fulfills its drilling obligation over time, the total dollar amount is to be proportionately reduced. As of September 30, 2011, ECA had received partial releases of the Drilling Support Lien in the amount of approximately $53.95 million reducing the Drilling Support Lien to approximately $37.05 million.  However, after giving effect to the total number of wells drilled as of September 30, 2011 (45.25 wells, calculated as provided in the Development Agreement) the maximum amount of the Drilling Support Lien would be reduced to approximately $11.82 million.

Secondary Offering:

On April 12, 2011 the Trust entered into an underwriting agreement (the “Underwriting Agreement”) with ECA and the underwriters named therein (the “Underwriters”) providing for the offer and sale in a firm commitment underwritten offering by ECA of 2,525,000 units of beneficial interest in the Trust (“Common Units”) at a public offering price of $29.35 per Common Unit. Pursuant to the Underwriting Agreement, ECA granted the Underwriters a 30-day option to purchase up to 360,723 Common Units to cover over-allotments, if any.   Pursuant to this agreement ECA sold 2,525,000 Common Units in a secondary public offering and an additional 181,175 Common Units pursuant to the overallotment option during the quarter ended June 30, 2011.  ECA also conveyed an additional 114,600 Common Units to certain employees of ECA in May 2011.  As of September 30, 2011, ECA held a total of 180,958 Common Units and 4,401,250 subordinated units of the Trust.

NOTE 7.  Subsequent Events

As of November 10, 2011, ECA had received partial releases of the Drilling Support Lien in the amount of approximately $60.09 million reducing the Drilling Support Lien to approximately $30.91 million.

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

Results of Trust Operations

For the Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

Distributable income for the three months ended September 30, 2011 increased to $11.1 million from $7.4 million for the three months ended September 30, 2010.  This increase was primarily the result of a $3.0 million increase in royalty income, a $0.5 million increase in hedge proceeds, and a $0.3 million decrease in general and administrative expenses, offset by a $0.1 million decrease in cash reserves released by the Trustee.

Royalty income increased from $6.3 million for the three months ended September 30, 2010 to $9.3 million for the three months ended September 30, 2011 as a result of an increase in production, partially offset by a decrease in the average realized price and an increase in post production costs.

Production increased 57% from 1,619 MMcf for the three months ended September 30, 2010 to 2,538 MMcf for the three months ended September 30, 2011. The increased production was primarily a result of an increase in the number of wells online and producing during the quarter ended September 30, 2011, partially offset by natural production declines in wells.  A total of thirty-eight wells (14 PDP and 24 actual PUD wells (30.83 Equivalent PUD Wells as calculated as described in the Prospectus)) were online and producing as of September 30, 2011, while there were a total of sixteen wells (14 PDP and 2 actual PUD wells (2.35 Equivalent PUD Wells as calculated as described in the Prospectus)) online and producing as of September 30, 2010.  Of the twenty-four PUD Wells, seven (8.95 Equivalent PUD Wells) of these wells were brought online during the quarter ended September 30, 2011.  Four wells (4.94 Equivalent PUD Wells) were brought online in late July and three (4.01 Equivalent PUD Wells) were brought online at the end of August. Subsequently, these seven wells (8.95 Equivalent PUD Wells) had an average daily production rate, net to the Trust, of 6,880 Mcf per day for September 2011. The average gross initial per well production for the first thirty days of production for these seven wells (8.95 Equivalent PUD Wells) was 2,296 Mcf per day.  The production effect of the increase in the number of wells online and producing was partially mitigated during the current quarter due to the curtailment on the Texas Eastern Transmission Pipeline for approximately forty-five days while the pipeline was undergoing unscheduled repairs.  As a result of this curtailment, an estimated 250,000 Mcf of production, net to the Trust, was shut-in for the quarter ended September 30, 2011.

The average price realized for the three months ended September 30, 2011 declined $0.39 per Mcf to $4.50 per Mcf as compared to $4.89 per Mcf for the three months ended September 30, 2010.  This decrease was the result of a decrease in the average sales price for gas production, the average price for hedged volumes, and an increase in post production costs.  The average sales price, before the effects of hedges and post production costs, declined from $4.52 per Mcf for the three months ended September 30, 2010 to $4.40 per Mcf for the three months ended September 30, 2011.  This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the current quarter to $4.18 per MMbtu compared to the quarter ended September 30, 2010 weighted average monthly closing NYMEX price of $4.31 per MMbtu.

Hedged volumes for the quarter ended September 30, 2011 totaled 1,095,000 Mmbtu consisting of 690,000 Mmbtu covered by a fixed price swap at a price of $6.82 per Mmbtu and 405,000 Mmbtu covered by a $5.00 per

MMbtu floor price contract resulting in an average hedge price of approximately $6.15 per Mmbtu.  For the quarter ended September 30, 2010 hedged volumes totaled 690,000 Mmbtu which volumes were all covered by a $6.75 per Mmbtu fixed price swap. While this resulted in an increase in total hedge proceeds received by the Trust for the quarter ended September 30, 2011, the average hedge price per Mmbtu declined from $6.75 per Mmbtu for the quarter ended September 30, 2010 to $6.15 per Mmbtu for the quarter ended September 30, 2011.  This resulted in the average hedge proceeds received for the quarter ended September 30, 2011 being $0.84 per Mcf compared to $1.01 per Mcf for the quarter ended September 30, 2010.  Post production costs, which consisted of a gathering fee together with a charge for electric used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.74 per Mcf for the quarter ended September 30, 2011 as compared to an average of $0.64 per Mcf for the prior year’s comparable quarter.  Post production costs were higher than the previous year’s quarter as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011, resulting in an average $0.11 per Mcf increase in costs from the comparable quarter in 2010.  This was partially offset by an average $0.01 per Mcf decline in the charge for electric usage from the quarter ended September 30, 2010 to the current quarter.

General and administrative expenses paid by the Trust were $0.3 million for the three months ended September 30, 2011 as compared to $0.6 million for the prior year’s comparable quarter.  Expenses were higher in the prior year as a result of higher professional fees and stock exchange fees related to the initial operation and registration of the Trust.  For the quarter ended September 30, 2010, the Trustee released a cash reserve of $0.1 million that was previously established for use in paying the current and future liabilities of the Trust as they became due.  This cash reserve release increased the Trust’s distributable income for the prior period.  The cash reserve was unchanged during the quarter ended September 30, 2011.

ECA has drilled an additional fourteen PUD Wells (18.43 Equivalent PUD Wells) as of October 30, 2011.  Of these fourteen PUD Wells (18.43 Equivalent PUD Wells) additional wells, three wells (3.51 Equivalent PUD Wells) were turned online and producing while eleven wells (14.92 Equivalent PUD Wells) were undergoing or awaiting Completion operations.  To date, ECA has drilled a total of thirty-eight actual PUD Wells (49.26 Equivalent PUD Wells calculated as described in the Prospectus).   These 49.26 Equivalent PUD Wells drilled count toward the 52 equivalent PUD Wells ECA has committed to drill.

For the Nine Months Ended September 30, 2011 and Inception (April 1, 2010) to Date Period Ended September 30, 2010

Distributable income for the nine months ended September 30, 2011 increased to $31.4 million from $12.2 million for the inception to date period ended September 30, 2010.  This increase was primarily the result of a $17.1 million increase in royalty income, a $2.4 million increase in hedge proceeds, a $0.5 million reduction in cash reserves established by the Trustee and a $0.1 million combined reduction in incentive distributions and interest paid to ECA.  These increases were partially offset by a $0.9 million increase in general and administrative expenses.  Furthermore, the inception to date period ended September 30, 2010 included only six months of results for the Trust as the effective date for the formation of the Trust was April 1, 2010.

Royalty income increased from $10.0 million for the inception to date period ended September 30, 2010 to $27.1 million for the nine months ended September 30, 2011 as a result of an increase in production, partially offset by a decrease in the average realized price and an increase in post production costs.

Production increased 176% from 2,587 MMcf for the inception to date period ended September 30, 2010 to 7,148 MMcf for the nine months ended September 30, 2011. The increased production was a result of an increase in the number of wells in line and producing as well as having a full nine months of production during the period ended September 30, 2011.  A total of thirty-eight wells (14 PDP and 24 actual PUD wells (30.83 Equivalent PUD Wells as calculated as described in the Prospectus)) were online and producing as of September 30, 2011, while there were a total of sixteen wells (14 PDP and 2 actual PUD wells (2.35 Equivalent PUD Wells as calculated as described in the Prospectus)) online and producing during the period ended September 30, 2010.   Of the twenty-four PUD Wells (30.83 Equivalent PUD Wells), eighteen of these wells (23.98 Equivalent PUD Wells) were brought online during the period ended September 30, 2011.  Two wells (2.80 Equivalent PUD Wells) were brought online in January, two in March (2.80 Equivalent PUD Wells), six (8.03 Equivalent PUD Wells) in April, one well (1.40 Equivalent PUD

Wells) was brought online in mid May, four wells (4.94 Equivalent PUD Wells) were brought online in late July and three wells (4.01 Equivalent PUD Wells) were brought online at the end of August.  Subsequently, these eighteen wells (23.98 Equivalent PUD Wells) had an average daily production rate, net to the Trust, of 17,024 Mcf per day for September 2011. The average gross initial per well production for the first thirty days of production for these twenty-four wells (30.83 Equivalent PUD Wells) was 2,916 Mcf per day.  The production effect of the increase in the number of wells online and producing was partially mitigated during the current period due to the curtailment on the Texas Eastern Transmission Pipeline for approximately forty-five days while the pipeline was undergoing unscheduled repairs.  As a result of this curtailment, an estimated 250,000 Mcf of production, net to the Trust, was shut-in for the period ended September 30, 2011.

The average price realized for the nine months ended September 30, 2011 declined $0.60 per Mcf to $4.61 per Mcf as compared to $5.21 per Mcf for the inception to date period ended September 30, 2010.  This decrease was the result of a decrease in the average price for hedged volumes, an increase in post production costs and a slight decrease in the weighted average monthly closing NYMEX price.

Hedged volumes for the nine months ended September 30, 2011 totaled 2,821,500 Mmbtu consisting of 1,357,500 Mmbtu covered by a fixed price swap at a price of $6.75, 690,000 Mmbtu covered by a fixed price swap at a price of $6.82 and 774,000 Mmbtu covered by a $5.00 per Mmbtu floor price contract resulting in an average hedge price of approximately $6.29 per Mmbtu.  For the inception to date period ended September 30, 2010 hedged volumes totaled 1,372,500 Mmbtu which volumes were all covered by a $6.75 per Mmbtu fixed price swap.  While this resulted in an increase in total hedge proceeds received by the Trust for the nine months ended September 30, 2011, the average hedge price per Mmbtu declined from $6.75 per Mmbtu for the period ended September 30, 2010 to $6.29 per Mmbtu for the nine months ended September 30, 2011.  This resulted in the average hedge proceeds received for the nine months ended September 30, 2011 being $0.82 per Mcf compared to $1.33 per Mcf for the inception to date period ended September 30, 2010.  Post production costs, which consisted of a gathering fee together with a charge for electric used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.68 per Mcf for the nine months ended September 30, 2011 as compared to an average of $0.60 per Mcf for the prior year’s comparable period.  Post production costs were higher than the previous year’s period as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011, resulting in an average $0.04 per Mcf increase in costs from the comparable period in 2010.  Also contributing to the increase in cost was an average $0.04 per Mcf increase in the charge for electric usage from the period ended September 30, 2010 to the current period as a result of increased use of electric compression.

General and administrative expenses paid by the Trust were $1.6 million for the nine months ended September 30, 2011 and $0.7 million for the inception to date period ended September 30, 2010.   The expenses are higher in the current period primarily as a result of only having six months of applicable expenses in the comparable prior period.  For the period ended September 30, 2010, the Trustee established a cash reserve of $0.5 million for use in paying the current and future liabilities of the Trust as they became due.  This cash reserve reduced the Trust’s distributable income for the period.  The cash reserve was unchanged during the nine months ended September 30, 2011.

ECA has drilled an additional fourteen PUD Wells (18.43 Equivalent PUD Wells) as of October 30, 2011.  Of these fourteen PUD Wells (18.43 Equivalent PUD Wells) additional wells, three wells (3.51 Equivalent PUD Wells) were turned online and producing while eleven wells (14.92 Equivalent PUD Wells) were undergoing or awaiting Completion operations.  To date, ECA has drilled a total of thirty-eight actual PUD Wells (49.26 Equivalent PUD Wells calculated as described in the Prospectus).   These 49.26 Equivalent PUD Wells drilled count toward the 52 equivalent PUD Wells ECA has committed to drill.

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

ECA is obligated to drill all of the PUD Wells by March 31, 2013. However, in the event of delays, ECA will have until March 31, 2014 to fulfill its drilling obligation. As of September 30, 2011, ECA had drilled 45.25 of the PUD Wells, calculated as provided in the Development Agreement.  The Trust is not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the royalties are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution includes cash receipts from the Hedge Contracts and is reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Any charge payable to ECA for such post-production costs on its Greene County Gathering System is limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation (the “Post-Production Services Fee”); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA is entitled to reimbursement for these expenditures plus interest accrued at 10% per annum (“Reimbursement Amount”) only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement will be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.  As of September 30, 2011, the accrued interest on this approximately $5.0 million was $685,000.

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

The table below sets forth the subordination and incentive thresholds for each calendar quarter through the first quarter of 2015. The effective date of the Trust was April 1, 2010, meaning it has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010.

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

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate.  Under Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty.  This release is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by ECA Marcellus Trust I, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice.  Nominees and brokers should withhold 35% of the distribution made to foreign partners.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a write down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write down would not reduce Distributable Income, although it would reduce Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2011, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in the Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No material change to such risk factors has occurred during the nine months ended September 30, 2011.

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

Date: November 14, 2011

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