Form 10-K
period 2011-12-31
ECA Marcellus Trust I
filed 2012-03-12
CIK 1487798

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for The Fiscal Year Ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Units of Beneficial Interest in ECA Marcellus Trust I held by non-affiliates on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $343,541,252.

         As of March 8, 2012, 13,203,750 Common Units and 4,401,250 Subordinated Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

  •
  risks incident to the completion and operation of natural gas wells;

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

        This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of ECA and the Trust, including under the caption "Risk Factors." All subsequent written and oral forward-looking statements attributable to ECA or the Trust or persons acting on behalf of ECA or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements except as required by law.

GLOSSARY OF CERTAIN TERMS

        The following are definitions of certain significant terms used in this report. Other terms are defined in the text of this report.

        AMI—The area of mutual interest, or AMI, consisted of the Marcellus Shale formation in approximately 121 square miles of property located in Greene County, Pennsylvania in which ECA had leased approximately 9,300 acres and owned substantially all of the working interests at the date of formation of the Trust. ECA was obligated to drill the 52 development wells from drill sites on approximately 9,300 leased acres in the AMI. Until ECA satisfied its drilling obligation on November 30, 2011, it was not permitted to drill and complete any well in the Marcellus Shale formation within the AMI for its own account.

        Bbl—One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids.

        Bcf—One billion cubic feet of natural gas.

        Bcfe—One billion cubic feet of natural gas equivalent, with one barrel of crude oil being equivalent to six Mcf.

        Btu—A British Thermal Unit, a common unit of energy measurement.

        Completion—(or its derivatives) means that the well has been perforated, stimulated, tested and permanent equipment for the production of natural gas has been installed.

        Dth—means one million British Thermal Units.

        ECA's retained interest—ECA's retained interest in 10% of the proceeds from the sale of production from the 14 producing Marcellus Shale natural gas wells located in Greene County, Pennsylvania as well as ECA's retained interest in 50% of the proceeds from the sale of production from the PUD Wells drilled in the AMI.

        Equivalent PUD Well—is defined as a well that is drilled horizontally in the Marcellus formation for a lateral distance of 2,500 feet measured from the midpoint of the curve to the end of the lateral multiplied by the working interest held by ECA. Wells with a horizontal lateral less than 2,500 feet count as a fractional well in proportion to total lateral length divided by 2,500 feet. Wells with a horizontal lateral greater than 2,500 feet (subject to a maximum of 3,500 feet) will count as Fractional Wells in proportion to the total lateral length divided by 2,500 feet.

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

        FASB ASC—means the Financial Accounting Standards Board Accounting Standards Codification.

        Fractional well—The fraction (either greater than one or less than one) of a well obtained by dividing the horizontal lateral (measured from the midpoint of the curve) of such well by 2,500 feet (subject to a maximum of 3,500 feet).

        Gas—means natural gas and all other gaseous hydrocarbons, excluding condensate, butane, and other liquid and liquefiable components that are actually removed from the Gas stream by separation, processing, or other means.

        Incentive Threshold—means, for any particular quarter through the end of the Subordination Period, the amount shown in the column titled "Incentive Threshold" in the section titled "Overview" in Management's Discussion and Analysis in this report. In exchange for agreeing to subordinate the 4,401,250 Trust units it owns, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions will terminate upon the expiration of the Subordination Period.

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

        Private Investors—the persons described as the "Private Investors" in the Prospectus.

        Producing Wells—means the 14 natural gas wells located in Greene County, Pennsylvania and described as the "Producing Wells" in the Prospectus.

        Prospectus—the prospectus dated July 1, 2010 and filed with the SEC pursuant to Rule 424(b) on July 1, 2010 relating to the initial public offering of the Trust Units.

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

        PUD Royalty Interest—Royalty interests entitling the Trust to receive an aggregate of 50% of the proceeds (net of post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in 52 PUD Wells drilled in the AMI for 20 years and 25% of such proceeds thereafter (subject to the sale thereof by the Trust).

        SEC—means the United States Securities and Exchange Commission.

        Subject Gas—means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.

        Subject Interest—means ECA's undivided interests in the AMI, as lessee under Gas leases, as an owner of the Subject Gas (or the right to extract such Gas), or otherwise, by virtue of which undivided interests ECA has the right to conduct exploration and gas production operations on the AMI.

        Subordination Period—means the period during which 4,401,250 of the Trust units held by ECA are subject to the subordination provisions described herein. Because ECA met its drilling obligation to the Trust on November 30, 2011, the Subordination Period will expire on December 31, 2012.

        Subordination Threshold—means, for any particular quarter (through the Subordination Period), the amount shown in the column titled "Subordination Threshold" in the section titled "Overview" in Management's Discussion and Analysis in this report. In order to provide support for cash distributions on the common units, ECA has agreed to subordinate 4,401,250 of the Trust units it owns, which constitute 25% of the outstanding Trust units. While the subordinated units are entitled to receive pro rata distributions from the Trust if and to the extent there is sufficient cash to provide a cash distribution on the common units which is at least equal to the applicable quarterly subordination threshold, if there is not sufficient cash to fund such a distribution on all Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

        Tcf—One trillion standard cubic feet of natural gas.

        Trust Gas- means that percentage of Gas to which the Trust is entitled, calculated in accordance with the provisions of the conveyances of the royalty interests.

        Working interest—The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

PART I

Item 1.    Business

Introduction

        ECA Marcellus Trust I is a statutory trust formed in March 2010 under the Delaware Statutory Trust Act, pursuant to a Trust Agreement (the "Trust Agreement") among Energy Corporation of America ("ECA"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Suite 500, Austin, Texas 78701. The telephone number of the Trustee is 1-800-852-1422.

        The Trust makes copies of its reports under the Exchange Act available at www.businesswire.com/cnn/ect.htm. The Trust's filings under the Exchange Act are also available electronically from the website maintained by the Securities and Exchange Commission ("SEC") at http://www.sec.gov. The Trust will also provide electronic and paper copies of its filings free of charge upon request to the Trustee.

General

        The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalties (described below), and to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalties after the payment of Trust expenses. The Trustee performs certain administrative functions in respect of the Royalties and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalties relate. The Trust derives all or substantially all of its income and cash flows from the Royalties, which in turn are subject to the hedge contracts described in this report. The Trust is treated as a partnership for federal income tax purposes.

        Initially, the Trust owned royalty interests in the 14 Producing Wells described in the Prospectus (the "Producing Wells") and royalty interests in 52 horizontal natural gas development wells to be drilled to the Marcellus Shale formation (the "PUD Wells") within the AMI, in which ECA held approximately 9,300 acres, of which it owned substantially all of the working interests, in Greene County, Pennsylvania. The AMI consisted of the Marcellus Shale formation in approximately 121 square miles in Greene County, Pennsylvania.

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust. As of December 31, 2011 the Trust owns Royalties in the 14 Producing Wells, thirty-one development wells (39.84 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that were online and producing, and nine development wells (12.22 Equivalent PUD Wells) that were drilled but awaiting completion procedures in the Marcellus Shale formation. ECA expects to be able to perform completion procedures on all or substantially all of the nine development wells (12.22 Equivalent PUD Wells) that were drilled but awaiting completion at December 31, 2011 during the first half of 2012.

        The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and together with the PDP Royalty

Interest, the "Royalties") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term "Producing Wells" means the 14 Producing Wells as defined above, and does not include PUD Wells, even though some or all of the PUD Wells may have been drilled and completed and may be producing. As of the formation of the Trust, approximately 50% of the original estimated natural gas production attributable to the Trust's royalty interests had been hedged with a combination of floors and swaps through March 31, 2014. ECA is entitled to recoup its costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeds certain levels during the Subordination Period.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the royalties is determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests. The Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, in the event that electric compression is utilized; in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

        Effective September 12, 2011, ECA formed First ECA Holdings LLC, ("Holdings") as a limited liability company under the Delaware Limited Liability Company Act and entered into an Amended and Restated Limited Liability Company Agreement dated October 1, 2011. ECA entered into a Pipeline Purchase, Sale and Contribution Agreement ("PPSA"), dated September 14, 2011 pursuant to which ECA contributed and transferred certain Pennsylvania pipelines, including the Greene County Gathering System, and related assets to First ECA Midstream LLC ("Midstream"), a wholly owned subsidiary of Holdings, in exchange for all of the membership units of Holdings. Pursuant to the PPSA, concurrently with the execution, FREIF Midstream Holdings LLC, a Delaware limited liability company, purchased from ECA 50% of the membership units of Holdings. ECA has retained operatorship of the pipeline assets and the Greene County Gathering System shall continue to be, for purposes hereof, referred to as ECA's.

        Generally, the percentage of production proceeds to be received by the Trust with respect to a well will equal the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA's net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Well, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying ECA's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%) and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent ECA's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

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

        The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. However, in order to provide support for cash distributions on the common units, ECA has agreed during the Subordination Period to subordinate 4,401,250 of the Trust units it owns, which constitute 25% of the outstanding Trust units. While the subordinated units will be entitled to receive pro rata distributions from the Trust if and to the extent there is sufficient cash to provide a cash distribution on the common units which is no less than the applicable quarterly subordination thresholds set forth below, during the Subordination Period, if there is not sufficient cash to fund such a distribution on all Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions will terminate upon the expiration of the Subordination Period.

        ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA is entitled to reimbursement for these expenditures plus interest accrued at 10% per annum ("Reimbursement Amount") only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement will be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders. As of December 31, 2011, the accrued interest on this approximately $5.0 million was $809,000 and the Reimbursement Amount was approximately $5,809,000.

        The subordinated units will automatically convert into common units on a one-for-one basis and ECA's right to receive incentive distributions and to recoup the Reimbursement Amount will terminate, at the end of the fourth full calendar quarter following ECA's satisfaction of its drilling obligation to the Trust. ECA completed its drilling obligation during the fourth quarter of 2011 and accordingly, the subordinated units will convert into common units on December 31, 2012.

        The table below sets forth the subordination and incentive thresholds for each calendar quarter through the fourth quarter of 2012. The effective date of the Trust was April 1, 2010, meaning it has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010.

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

The Development Agreement

        In connection with the formation of the Trust, the Trust entered into a Development Agreement with ECA which obligated ECA to drill all of the PUD Wells no later than March 31, 2014. ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which were already producing and not subject to the Royalties) in order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells (the "Drilling Support Lien"). The original maximum amount of the Drilling Support Lien was $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount recovered was proportionately reduced and the completed PUD Wells were released from the lien. As of December 31, 2011, the Drilling Support Lien has been fully released.

        For purposes of ECA's drilling obligation, and subject to the following paragraph, ECA was credited with a full development well drilled if its working interest in the development well drilled was 100%. In the event that ECA's working interest in a development well drilled was less than 100%, ECA was credited with a portion of a development well in the proportion that its working interest in the development well bears to 100%. For example, if ECA's working interest in a development well drilled by ECA in connection with fulfilling its drilling obligation to the Trust was 50%, ECA was credited with one-half of a development well for purposes of satisfying its drilling obligation in the period the development well was drilled.

        Wells drilled horizontally with a horizontal lateral distance (measured from the midpoint of the curve to the end of the lateral) of less than 2,500 feet counted as a Fractional well in proportion to total lateral length divided by 2,500 feet. Wells with a horizontal lateral distance of greater than 2,500 feet (subject to a maximum of 3,500 feet) counted as one well plus a Fractional well equal to the length drilled in excess of 2,500 (up to 3,500 feet) feet divided by 2,500 feet.

        In accordance with these provisions of the Development Agreement, ECA drilled 40 development wells (52.06 Equivalent PUD Wells) to fulfill its obligation to drill the 52 PUD Wells as required.

        ECA is obligated to bear all of the costs of drilling and completing the PUD Wells. ECA is required to complete and equip each development well that reasonably appears to ECA to be capable of producing gas in quantities sufficient to pay completion, equipping and operating costs. In making such decisions, ECA is required to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalties as burdens affecting such property.

        ECA has agreed not to drill and complete, and not to permit any other person within its control to drill and complete, any well on the lease acreage that would have a perforated segment within 500 feet of any perforated interval of a PUD Well or Producing Well in the Marcellus Shale formation.

Hedging Contracts Transferred to the Trust

        In connection with the formation of the Trust, ECA transferred to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of certain contracts entered into between ECA and third parties that, at the formation of the Trust, equated to approximately 50% of the estimated natural gas to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap contracts relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period commencing as of April 1, 2010 through June 30, 2012. The price of the floor price hedging contracts is $5.00 per MMBtu.

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

Marketing and Post-Production Services

        Pursuant to the terms of the conveyances creating the Royalties, ECA has the responsibility to market, or cause to be marketed, the natural gas production related to the Underlying Properties. The terms of the conveyances creating the Royalties do not permit ECA to charge any marketing fee when determining the proceeds upon which the royalty payments will be calculated. As a result, the proceeds to the Trust from the sales of natural gas production from the Underlying Properties are determined based on the same price (net of post-production costs) that ECA receives for natural gas production attributable to ECA's retained interest.

        A wholly owned subsidiary of ECA markets the majority of ECA's operated production and markets substantially all of the gas produced from the Underlying Properties. Such subsidiary enters into gas sales arrangements with large aggregators of supply and these arrangements may be on a month-to-month basis or may be for a term of up to one year or longer. The natural gas is sold at a market price and subsequently any applicable post-production costs will be deducted. The terms of the conveyances creating the Royalties do not permit ECA to charge any marketing fee when determining the proceeds upon which the royalty payments will be calculated. Primary aggregators of supply with whom ECA currently does business in the AMI are NextEra Energy Power Marketing, LLC, Tenaska Marketing Ventures, PPL EnergyPlus, LLC, and Shell Energy North America (US), L.P. In addition to providing marketing services, ECA's subsidiary purchases all of the production from the Underlying Properties and those sales account for 100% of the revenue from the Underlying Properties.

        Substantially all of the production from the Producing Wells and the PUD Wells is or will be gathered by ECA's Greene County Gathering System. The Trust pays the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until ECA's drilling obligation was satisfied; however, ECA may increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other 3rd party charges. The Trust's cash available for distribution will be reduced by ECA's deductions for these post-production services.

        ECA or its affiliates may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or Mcf, such costs may be deducted by the ultimate purchaser of the natural gas prior to payment being made to ECA or its marketing affiliate for such production. At other times, ECA or its marketing affiliate will make payments directly to the third parties providing such post-production services. In either instance, the Trust's cash available for distribution will be reduced by the costs paid by ECA for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalties are reduced accordingly.

        The post-production costs for the Trust's natural gas produced and sold averaged $0.69 and $0.58 per MMBtu for the periods ended December 31, 2011 and 2010, respectively. However, such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. ECA will be permitted to deduct from the proceeds available to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        ECA executed a binding agreement with a third party to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 Dth per day. This firm transportation arrangement was in service beginning August 1, 2011 and is at the third party's filed tariff rate, which equates to $0.1996 per MMBtu at one hundred percent load factor. This additional post-production cost which is intended to ensure downstream capacity and such costs will be charged to the Trust's interest.

        ECA may enter into similar gas supply arrangements and post-production service arrangements for the gas to be produced from the Underlying Properties. Any new gas supply arrangements or those entered into for providing post-production services, will be utilized in determining the proceeds for the Underlying Properties.

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

        State regulation.    Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. The Pennsylvania Department of Environmental Protection is required to impose additional requirements pursuant to the Oil and Gas Amendments of February 14, 2012 discussed elsewhere in this report. The Department is required to employ regulatory agencies such as the Pennsylvania Environmental Quality Board to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies per the February 14, 2012 amendments. The Pennsylvania Public Utility Commission is charged by the recent amendments with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require ECA to incur increased operating costs. Realized prices are not currently subject to state regulation or subject to other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ECA's wells and to limit the number of wells or locations ECA can drill.

        ECA believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the Underlying Properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. ECA did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2011 with respect to the Underlying Properties. Additionally, ECA has informed the Trust that ECA is not aware of any environmental issues or claims that will require material capital expenditures during 2012 with respect to the Underlying Properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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

  •
  amend the Trust Agreement, the royalty conveyances, the Administrative Services Agreement, the Development Agreement, the Royalty Interest Lien and the hedge agreements (except with respect to certain matters that do not adversely affect the right of Trust unitholders in any material respect);

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

Description of the Trust Agreement

        The Trust was created under Delaware law to acquire and hold the Royalties for the benefit of the Trust unitholders pursuant to an agreement between ECA, the Trustee and the Delaware Trustee. The Royalties are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither ECA nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.

        The Trust Agreement provides that the Trust's business activities are limited to owning the Royalties and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalties and the natural gas hedging contracts relating to, at the formation of the Trust, an estimated 50% of the Trust's royalty production for a term ending March 31, 2014. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests. The Trust is not able to issue any additional Trust units.

Duties and Powers of the Trustee

        The duties of the Trustee are specified in the Trust Agreement and by the laws of the State of Delaware, except as modified by the Trust Agreement. The Trustee's principal duties consist of:

  •
  collecting cash attributable to the royalty interests;

  •
  paying expenses, charges and obligations of the Trust from the Trust's assets;

  •
  determining whether cash distributions exceed subordination or incentive thresholds, and making such cash distributions to the common and subordinated unitholders and ECA with respect to its right to receive incentive distributions and reimbursement of its approximately $5.8 million of hedging costs plus interest charges;

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

ECA's Right of First Refusal

        ECA has a right of first refusal to purchase the Perpetual Royalties at the Termination Date. This right of first refusal provides that the Trustee will use commercially reasonable efforts to retain a third-party advisor to market the Perpetual Royalties within 30 business days of the Termination Date. If the Trustee receives a bid from a proposed purchaser other than ECA and wants to sell all or part of the Perpetual Royalties, it will be required to give notice (the "Offer Notice") to ECA, identifying the proposed purchaser and setting forth the proposed sale price, payment terms and other material terms under which the Trustee is proposing to sell. ECA would then have 30 days from receipt of the Offer Notice to elect, by notice to the Trustee, to purchase the subject properties offered for sale on the terms and conditions set forth in the Offer Notice. If ECA makes such election, the proposed purchaser would be entitled to receive reimbursement of its reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation. ECA and the trust would share equally the cost of reimbursement to the proposed purchaser.

        If ECA does not give notice within the 30-day period following the Offer Notice, the Trustee may sell such properties to the identified purchaser on terms and conditions that are substantially the same as those previously set forth in such Offer Notice.

        If, after a reasonable marketing period, no bid is received on any or all of the Perpetual Royalties from any party other than ECA, then ECA shall obtain, at the Trust's expense, and deliver to the Trustee, a fairness opinion from a nationally-recognized valuation firm with expertise in fairness opinions stating that the proposed sale price to be paid by ECA to the trust for the properties is fair to the trust.

Federal Income Tax Considerations

        The Trust's federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Vinson & Elkins L.L.P., counsel to ECA and the Trust rendered in connection with the initial public offering of the Trust Units, in which counsel opined that at least 90% of the Trust's gross income will be qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Trust's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 in connection with the offering of its common units to the public (the "Federal Income Tax Considerations Section in the Prospectus"). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters are discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

Item 1A.    Risk Factors

         Completion of the PUD Wells on the Underlying Properties is a high risk activity with many uncertainties that could delay ECA's anticipated completion schedule and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease future revenues that are available for distribution to unitholders.

        The completion of the PUD Wells on the Underlying Properties is subject to numerous risks beyond ECA's and the Trust's control, including risks that could delay ECA's current completion schedule for the PUD Wells and the risk that completion will not result in commercially viable natural gas production. ECA's decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. ECA's costs of completing and operating wells are often uncertain before such activities commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, ECA's future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures could be materially and adversely affected by any factor that may curtail, delay or cancel completion, including the following:

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
  unexpected operational events;

  •
  casing collapses;

  •
  lost or damaged service tools;

  •
  uncontrollable flows of natural gas and fluids;

  •
  fires and natural disasters;

  •
  environmental hazards, such as natural gas leaks, pipeline ruptures and discharges of toxic gases;

  •
  adverse weather conditions;

  •
  reductions in natural gas prices;

  •
  natural gas property title problems; and

  •
  market limitations for natural gas.

        In the event that the completion of development wells is delayed or development wells have lower than anticipated production due to one of the factors above or for any other reason, estimated future distributions to unitholders may be reduced.

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

        In particular, reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. The Producing Wells have been operational for less than two and a half years, and most of the PUD Wells have been operational for less than one year (and, in some cases, were not operational at all at December 31, 2011). Furthermore, the use of horizontal drilling methods on the Underlying Properties is a recent development in the Marcellus Shale, with ECA commencing the drilling of its first horizontal well in the Marcellus Shale in 2007. The lack of operational history for horizontal wells in the Marcellus Shale formation may also contribute to the inaccuracy of estimates of proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, including variances attributable to a lack of production history within the Marcellus Shale formation, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

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

        Some of the wells on the underlying PUD properties have been drilled in locations that currently are not serviced by gathering and transportation pipelines or locations in which existing gathering and transportation pipelines do not have sufficient capacity to transport additional production. As a result, ECA cannot sell the natural gas production from nine PUD Wells (12.22 Equivalent PUD Wells) until the necessary gathering systems and/or transportation pipelines are constructed or until the necessary transportation capacity on an interstate pipeline is obtained. Any delay in the construction or expansion of these gathering systems beyond the currently estimated construction schedules, or a delay in the procurement of additional transportation capacity would delay the receipt of any proceeds that may be associated with natural gas production from the PUD Wells. If transportation capacity is not available, either directly from a pipeline or pipelines or in the secondary capacity market, ECA would be required to request that the pipeline or pipelines construct additional facilities or expand their existing facilities to provide additional transportation capacity. The pipelines are not required to undertake such construction or expansion. If the pipeline refuses to construct additional transportation capacity or expand its existing transportation capacity, ECA may not be able to receive proceeds that may be associated with natural gas production from wells on the underlying PUD properties. Any delay in the construction or expansion of pipeline transportation facilities will delay the receipt of any proceeds that may be associated with natural gas production from wells on the underlying PUD properties.

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

        Natural gas that is gathered on the Greene County Gathering System, including natural gas produced from the Underlying Properties, is currently shipped on two interstate natural gas transportation pipelines. ECA or its purchasers have contracted with those pipelines for firm or interruptible transportation service. The rates for service on the transportation pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") and are subject to increase if the pipeline demonstrates that the existing rates are unjust and unreasonable.

        ECA executed a binding agreement with a third party to provide firm transportation downstream of the Greene County Gathering System for 50,000 Dth per day. This firm transportation arrangement was in service beginning August 1, 2011 and is at the third party's filed tariff rate, which equates to $0.1996 per MMBtu at a one hundred percent load factor. This is a post-production cost which is intended to ensure downstream capacity and such costs will be charged to the Trust's interest.

        ECA may, in the future, seek to obtain additional firm transportation capacity, but there can be no assurance that capacity will be available. In addition, to the extent ECA's customers or ECA became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, ECA or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of ECA or its customers to procure sufficient capacity to transport the natural gas gathered on the Greene County Gathering System will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by ECA for production attributable to the Trust's interests will decrease the proceeds received by the Trust.

         Shortages or increases in costs of equipment, services and qualified personnel could delay the completion of the PUD Wells and result in a reduction in the amount of cash available for distribution.

        The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder ECA's ability to complete a portion of the development wells, which would reduce or delay future distributions to Trust unitholders.

         Due to the Trust's lack of industry and geographic diversification, adverse developments in the Trust's existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

        The Underlying Properties will be operated for natural gas production only and are focused exclusively in the Marcellus Shale formation in Greene County, Pennsylvania. In particular, the concentration of the Underlying Properties in the Marcellus Shale formation in Greene County, Pennsylvania could disproportionately expose the Trust's interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust's interests, adverse developments in the natural gas market or the area of the Underlying Properties could have a significantly greater impact on the Trust's financial condition, results of operations and cash flows than if the Trust's Royalties interests were more diversified.

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

        Prior to the drilling of the PUD Wells, ECA obtained preliminary title reviews to ensure there were no obvious defects in title to the leasehold. However, a title review is not title insurance, and in the event of such a material title problem in the future, proceeds available for distribution to unitholders and the value of the Trust units may be reduced.

         The Trust is passive in nature and has no stockholder voting rights in ECA, managerial, contractual or other ability to influence ECA, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties.

        Trust unitholders have no voting rights with respect to ECA and therefore will have no managerial, contractual or other ability to influence ECA's activities or operations of the gas properties. In addition, pursuant to the Administrative Services Agreement and the Development Agreement, up to 10% of the PUD Wells may be operated by third parties unrelated to ECA until the end of the Subordination Period, after which ECA may transfer operations of any or all of the Trust properties. Such third party operators may not have the operational expertise of ECA within the AMI. Gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or future development of, the Underlying Properties. The Trust units are a passive investment that entitle the Trust unitholder to only receive cash distributions from the royalty interests and hedging contracts that have been established for the benefit of the Trust.

         ECA may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalties, and any such purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than ECA.

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

         The natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and gas properties or Royalties to replace the depleting assets and production.

        The proceeds payable to the Trust from the Royalties are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates.

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

  •
  Substantially all of the production from the Producing Wells and the PUD Wells utilize the Greene County Gathering System. The Trust pays the initial Post-Production Services Fee to ECA for use of such system, which includes ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee is fixed until ECA's obligation to drill the PUD Wells is satisfied; thereafter, ECA may increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System, provided the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

  •
  Any third party post-production costs incurred in the future and associated with the Trust's interests will reduce cash received by or available for distribution, including any amounts paid by ECA for transportation on downstream interstate pipelines. Such post-production costs will include the costs to be incurred in connection with the agreement ECA has entered into with a third party to obtain firm transportation downstream of ECA's Greene County Gathering System for 50,000 Dth per day at the third party's filed tariff rate, which equates to $0.1996 per MMBtu at a one hundred percent load factor.

  •
  Taxes allocated to or imposed on the Trust include Pennsylvania franchise tax and any applicable property, ad valorem, production, severance, excise and other similar taxes. Currently, there are no taxes in Pennsylvania related to the production or severance of oil and natural gas in Pennsylvania, but previously there were proposals in both the Pennsylvania Senate Finance and the House Energy and Environmental Resources Committees, which was not adopted, to enact a severance tax, and lawmakers may propose other taxes in the future. If adopted, such taxes would be a post-production cost that is borne by the Trust.

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

        The prices received for ECA's natural gas production usually exceed the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions, although there is no assurance that this will continue to be the case in the future. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. ECA cannot accurately predict natural gas differentials. Decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.

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

        At the formation of the Trust, approximately fifty percent of the estimated natural gas production attributable to the Royalties was hedged from April 1, 2010 through March 31, 2014. As a result, the remaining 50% of estimated production through March 31, 2014 is not, and all production after such date will not be, hedged to protect against the price risks inherent in holding interests in natural gas, a commodity that is frequently characterized by significant price volatility. Furthermore, while the use of hedging transactions limits the downside risk of price declines, the swaps also limit the Trust's ability to realize cash flow from natural gas price increases on the portion of the production attributable to the Royalties that is hedged. In the event that the Trust is required to make payments under the swaps during a time of relatively high prices but low production attributable to the Trust's interests, the Trust could be unable to make the required payments. The Trust cannot terminate the swaps before the expiration date.

        The Trust's counterparties under the natural gas floor price contracts are Wells Fargo Capital Finance Inc. and BP Energy Company, and its counterparty under the back-to-back swap agreement is ECA, whose counterparties are also Wells Fargo Capital Finance Inc. and BP Energy Company. In the event that any of the counterparties to the natural gas hedging contracts default on their obligations to make payments to the Trust under the hedge contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower natural gas prices. ECA has no continuing obligation with respect to the natural gas floor price contracts. However, ECA is the Trust's counterparty under the back-to-back swap agreement and has continuing obligations with respect to this agreement.

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

        Additionally, if any of such risks or similar accidents occur, ECA could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If ECA experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. While ECA maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, ECA's operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, ECA would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production or related activities.

         The subordination of certain Trust units held by ECA does not assure that unitholders will in fact receive any specified return on an investment in the Trust.

        Although ECA will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the subordination threshold for such quarter (which is equal to 80% of the target distribution level for the corresponding quarter), the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the subordination threshold, or any distribution at all. Additionally, the Subordination Period will terminate and the subordinated units will convert into common units on December 31, 2012. Depending on the prices at which ECA is able to sell volumes attributable to the Trust, the common units may receive a distribution that is below the subordination threshold.

         The target cash distributions to unitholders, subordination thresholds and incentive thresholds were based on assumptions that are inherently subjective and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from the targets.

        The estimates of target distributions to unitholders, subordination thresholds and incentive thresholds, as set forth in Item 1 of this report under the caption "Target Distributions and Subordination and Incentive Thresholds," were based on ECA's calculations, and ECA did not receive an opinion or report on such calculations from any independent accountants. Such calculations were based on assumptions about drilling, production, natural gas prices, hedging activities, capital expenditures, expenses, and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. In particular, these estimates assumed that natural gas production is sold at prices consistent with settled NYMEX pricing for April, May and June 2010 of $3.842, $4.271 and $4.155 per MMBtu, respectively, and NYMEX forward pricing as of June 4, 2010 for the thirty three month period ending March 31, 2013 and increased thereafter by a 2.5% annual escalator (as adjusted for a basis differential of $0.15 per MMBtu escalated at 2.5% annually starting in the second quarter of 2013), capped at $9.00 per MMBtu starting in 2027; however, actual sales prices may be significantly lower. Additionally, these estimates assumed that the PUD Wells would be drilled on ECA's anticipated schedule and the related Underlying Properties would achieve production volumes set forth in the reserve report; however, actual production volumes may be significantly lower.

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

         ECA and the Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the common units.

        As of December 31, 2011, ECA held a total of 180,958 common units and 4,401,250 subordinated units of the Trust, and the Private Investors held some or all of the 1,104,567 common units they held immediately after the Trust's initial public offering. All of the subordinated units will automatically convert into common units at the end of the Subordination Period, which will occur on December 31, 2012. The Trust has granted registration rights to ECA and the Private Investors which, if exercised, would facilitate sales of common units by such holders. During 2011 ECA exercised one of its demand rights under the registration rights agreement in connection with a firm commitment underwritten offering by ECA of 2,525,000 common units. Pursuant to this agreement, during the quarter ended June 30, 2011, ECA sold 2,525,000 common units in a secondary public offering and an additional 181,175 common units pursuant to the overallotment option. Additional sales by ECA or the Private Investors, whether effected pursuant to the registration rights agreement or otherwise, could have an adverse effect on the trading price of the common units.

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

  •
  ECA may sell some or all of the Underlying Properties. Any such sale may not be in the best interests of the Trust unitholders. Any purchaser may lack ECA's experience in the Marcellus Shale or its credit worthiness.

  •
  ECA may, without the consent of the Trust unitholders, require the Trust to release Royalties with an aggregate value to the Trust of up to $5.0 million during any 12-month period. These releases will be made only in connection with the sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such royalty interests. See "Sale and Abandonment of Underlying Properties" in Item 2 of this report.

  •
  ECA may in its discretion increase its Post-Production Services Fee for post-production costs on the Greene County Gathering System to the extent necessary to recover certain capital expenditures on the Greene County Gathering System.

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

        The business and affairs of the Trust are managed by the Trustee. Voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, including Trust units held by ECA, at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public unitholders to remove or replace the Trustee without the cooperation of ECA (so long as it holds a significant percentage of total Trust units) or other holders of a substantial percentage of the outstanding Trust units.

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

        New laws or regulations, or changes to existing laws or regulations may unfavorably impact ECA, could result in increased operating costs and have a material adverse effect on ECA's financial condition and results of operations. For example, Congress has previously considered legislation that, if adopted in its proposed form, would subject companies involved in natural gas and oil exploration and production activities to, among other items the elimination of most U.S. federal tax incentives and deductions available to natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. Additionally, the Pennsylvania Environmental Quality Board has proposed amendments to Pennsylvania's oil and gas regulations to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies, including reporting the list of chemicals used in hydraulic fracturing or to stimulate the well.

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

         The ability of ECA to satisfy its obligations to the Trust depends on the financial position of ECA, and in the event of a default by ECA in its obligations to the Trust, or in the event of ECA's bankruptcy, it would be expensive and time-consuming for the Trust to exercise its remedies.

        ECA is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin, Gulf Coast and Rocky Mountain regions in the United States and in New Zealand. ECA is also the operator of all of the Producing Wells. The conveyances also provide that ECA is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Additionally, ECA is the counterparty to the Trust's swap agreement and has continuing obligations with respect to this agreement. Due to the Trust's reliance on ECA to fulfill these numerous obligations, the value of the Royalties and its ultimate cash available for distribution will be highly dependent on ECA's performance. ECA is not a reporting company and does not file periodic reports with the SEC. Therefore, as a Trust unitholder, you do not have access to financial information of ECA.

        The ability of ECA to perform its obligations to the Trust will depend on ECA's future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas and oil, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of ECA.

        Due to uncertainty under the laws of Pennsylvania, there is a risk that the Royalties conveyed by ECA to the Trust would not be treated as real property interests, or interests in hydrocarbons in place or to be produced. As a result, the Royalties might be treated as unsecured claims of the Trust against ECA in the event of ECA's bankruptcy. The Royalty Interest Lien is intended to provide security to the Trust should the Royalties be subject to such a challenge. If the PDP Royalty Interest or the PUD Royalty Interest were determined not to be a real property interest owned by the Trust, the Trust's remedy would be to foreclose on the Trust's Royalty Interest Lien to cause the Trust to receive a volume of natural gas production from the Trust properties calculated in accordance with the provisions of the conveyances of the Royalties to the Trust. Foreclosure on the Royalty Interest Lien is exercisable only following a bankruptcy filing of ECA or its successor and based on an uncured payment default occurring under the conveyances of the Royalties to the Trust existing at the time of, or occurring after, such bankruptcy filing. The process of foreclosing to enforce the Royalty Interest Lien would be expensive and time-consuming; and the resulting delays and expenses would reduce Trust distributions.

        The proceeds of the Royalties may be commingled, for a period of time, with proceeds of ECA's retained interest. It is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against ECA's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during a bankruptcy of ECA, it is possible that payments of the royalties may be delayed or deferred. It is also possible that the obligation to pay royalties will be disaffirmed or cancelled. In either situation, the Trust may need to look to the Royalty Interest Lien to replace its rights under the Royalties. During the pendency of any bankruptcy proceedings involving ECA, the Trust's ability to foreclose on the Royalty Interest Lien, and the ability to collect cash payments from customers being held in ECA's accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Royalty Interest Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell natural gas at the same prices as ECA was able to achieve.

         The operations of ECA are subject to environmental laws and regulations that may result in significant costs and liabilities.

        The natural gas exploration and production operations of ECA in the Marcellus Shale are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to ECA's operations including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency ("EPA") and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of ECA's operations.

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of ECA's operations due to its handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, ECA could be subject to joint and several strict liability for the removal or remediation of previously released materials or property contamination regardless of whether ECA was responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which ECA's wells are drilled and facilities where ECA's petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage or to recover some or all of the costs of the removal or remediation of released materials. In addition, the risk of accidental spills or releases could expose ECA to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require ECA to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. ECA may not be able to recover some or any of these costs from insurance. Additionally, permitting delays have inhibited and may continue to inhibit ECA's ability to complete or operate the PUD Wells as anticipated.

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

        Pennsylvania has recently passed Act 13, Amendment Pennsylvania's Oil and Gas Act to require, among other things, additional information in the stimulation record including water source identification and volume as well as a list of chemicals used to stimulate the well, including chemicals used in hydraulic fracturing. The Act requires the Pennsylvania Department of Environmental Protection to expand its reporting and permitting policy concerning water and chemical additives utilized in the process. Water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites are currently regulated and being reviewed. The Amendments implemented or require increased requirements for reporting, management, and treatment of these fluids as well as limitations on their discharge to receiving waters, requirements for containment plans for spills and a rebuttable presumption of liability for contamination of water supply near unconventional wells. Increased distances for drill pads from property lines and waterways are required as well as required additional notices to municipalities. Impact fees have also been authorized to be imposed on producers. These require additional reporting and payment of fees and any outstanding penalties in order for additional wells to be permitted. The adoption of these and any other federal or state laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult for ECA to complete natural gas wells in the Marcellus Shale as well as increase its costs of compliance and doing business.

        The EPA has announced that it has allocated funds for conducting a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. The results of such a study could further spur action towards federal legislation and regulation of hydraulic fracturing activities. If ECA is unable to remove and dispose of water at a reasonable cost and in compliance with applicable environmental rules, ECA's ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

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

        The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for federal income tax purposes. At the inception of the Trust, ECA and the Trust received an opinion from tax counsel that the Trust would be treated as a partnership for United States federal income tax purposes. In order for the Trust to be treated as a partnership for United States federal income tax purposes, current law requires that 90% or more of our gross income for every taxable year consist of "qualifying income," as defined in Section 7704 of the Internal Revenue Code. The Trust may not meet this requirement or current law may change so as to cause, in either event, the Trust to be treated as a corporation for United States federal income tax purposes or otherwise subject the Trust to taxation as an entity. Although the Trust does not believe based upon its current activities that it is so treated, a change in current law could cause it to be treated as a corporation for federal income tax purposes or otherwise subject it to taxation as an entity. The Trust has not requested, and does not plan to request, a ruling from the Internal Revenue Service, which we referred to as the IRS, on this or any other tax matter affecting it.

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

         If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes that are borne by the Trust.

        Although Pennsylvania has historically not imposed a severance tax on the production of natural gas, if any future severance tax legislation is adopted, any such severance tax would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

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

        The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, is scheduled to impose a 3.8% Medicare tax on certain net investment income from a variety of sources earned by individuals for taxable years beginning after December 31, 2012. For these purposes, net investment income generally includes a Trust unitholder's allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. The tax will be imposed on the lesser of (i) the Trust unitholder's net income from all investments, or (ii) the amount by which the Trust unitholder's adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).

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

        The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust's counsel expressed in the Prospectus or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust's counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust's counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust's costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust's cash available for distribution.

         You will be required to pay taxes on your share of the Trust's income even if you do not receive any cash distributions from the Trust.

        Because the Trust unitholders will be treated as partners to whom the Trust will allocate taxable income which could be different in amount than the cash the Trust distributes, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of the Trust's taxable income even if you receive no cash distributions from the Trust. You may not receive cash distributions from the Trust equal to your share of the Trust's taxable income or even equal to the actual tax liability that result from that income.

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

        The Trust will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12 month period will be counted only once. The Trust's termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has previously announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust's taxable year may also result in more than twelve months of the Trust's taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust's classification as a partnership for federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

         Certain federal income tax preferences currently available with respect to natural gas production may be eliminated as a result of future legislation.

        Among the changes contained in President Obama's Budget Proposal for Fiscal Year 2013 (the "2013 Budget") is the elimination of certain key U.S. federal income tax preferences relating to natural gas exploration and production. The 2013 Budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources effective in 2013. Specifically, the 2013 Budget proposes to repeal the deduction for percentage depletion with respect to oil and natural gas wells, including interests such as the Perpetual Royalty Interests, in which case only cost depletion would be available.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by ECA and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2011 the total gas reserves attributable to the Trust interests were 81.7 Bcf. This amount includes 67.2 Bcf of proved developed reserves and 14.5 Bcf of proved undeveloped reserves. ECA is currently the operator of all of the wells subject to the Royalties. ECA operates all of the Producing Wells and has agreed to operate not less than 90% of the PUD Wells during the Subordination Period. The reserves attributable to the Royalties include the reserves that are expected to be produced from the Marcellus Shale formation during the 20-year period in which the Trust owns the royalty interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalties as of December 31, 2011. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalties.    The following table sets forth, certain estimated proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalties, as of December 31, 2011, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2011 through December 31, 2011, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded a price for natural gas of $4.35 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse ECA for the post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the 20-year period in which the Trust owns the royalty interest as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 27, 2011 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (Bcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	67.253	$241,580	$135,485
Proved Undeveloped	14.465	51,960	30,040

Total	81.718	$293,540	$165,525

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

        Internal Controls.    Ryder Scott, the independent petroleum engineering consultant, estimated, in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC, all of the proved reserve information in this report. These reserves estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. These same industry wide applied techniques are used in determining our estimated reserve quantities. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineers' Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. ECA's internal control over its reserve reporting process is designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance. Internal reserve preparation is performed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager and finally the Senior Vice President. These individuals consult regularly with Ryder Scott during the reserve estimation process to review properties, assumptions, and any new data available. Additionally, ECA's senior management reviewed and approved all Ryder Scott reserve reports contained herein.

        ECA's reserves are estimated by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over five years of oil and gas industry experience in Reservoir Engineering. During that time, he has focused on reserves estimates and project economics.

        ECA's Senior Vice President is the primary technical person responsible for overseeing the reserve reporting process. This individual has a Bachelor of Science degree in Chemical Engineering with Masters of Petroleum Engineering coursework along with a Master of Business Administration degree. He has worked in drilling, completions, production, and reservoir engineering along with acquisitions during his career and is a member of the Society of Petroleum Engineers. He has over eight years of experience in reserve evaluation.

        Material Changes.    Since the December 31, 2010 reserve report, ECA drilled and completed twenty six additional PUD Wells which were included in proved developed reserves as of December 31, 2011.    Finally, ECA has drilled an additional nine PUD Wells which were classified as proved undeveloped reserves and are awaiting completion.

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

  •
  conventional rights of reassignment that obligate ECA to reassign all or part of a property to a third party if ECA intends to release or abandon such property; and

  •
  rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and the Royalties therein.

        ECA believes that the burdens and obligations affecting the Underlying Properties and the royalty interests are conventional in the industry for similar properties. ECA also believes that the burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the value of the Royalties.

        ECA believes that its title to the Underlying Properties, and the Trust's title to the Royalties, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalties. Consistent with industry practice, ECA has not obtained a preliminary title review of the PUD Wells. Prior to drilling a PUD Well, ECA intends to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examination, certain curative work must be done to correct defects in the marketability of title. The conveyance related to the PUD Royalty Interest obligates ECA to conduct a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells. ECA was not relieved of its obligation to drill a well if such title examination prior to drilling reveals a title defect preventing ECA from drilling in such drill site.

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

        Generally, the percentage of production proceeds to be received by the Trust with respect to a well will equal the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA's net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to a PUD Well, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying ECA's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent ECA's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

        PDP Royalty Interest.    The conveyances creating the PDP Royalty Interest entitle the Trust to receive an amount of cash for each calendar quarter equal to 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the Producing Wells regardless of whether such amounts have actually been received by ECA from the purchases of the natural gas produced. Proceeds from the sale of natural gas production attributable to the Producing Wells in any calendar quarter means:

  •
  the amount calculated based on estimated production volumes attributable to the Producing Wells;

in each case, after deducting the Trust's proportionate share of:

  •
  any taxes levied on the severance or production of the natural gas produced from the Producing Wells and any property taxes attributable to the natural gas production attributable to the Producing Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the Greene County Gathering System will be limited to $0.52 per MMBtu of gas gathered until ECA fulfilled its drilling obligation, after which ECA may increase the Post-Production Service Fee to the extent it is necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

        Proceeds payable to the Trust from the sale of natural gas production attributable to the Producing Wells in any calendar quarter are not subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas production attributable to the Producing Wells, including any costs to plug and abandon a Producing Well.

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

  •
  any taxes levied on the severance or production of the natural gas produced from the PUD Wells and any property taxes attributable to the gas produced from the PUD Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production charges on the Greene County Gathering System will be limited to $0.52 per

    MMBtu of gas gathered until ECA has fulfilled its drilling obligation, after which ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

Proceeds, if any, payable to the Trust from the sale of natural gas production attributable to the PUD Wells in any calendar quarter:

  •
  are determined on the basis that ECA's working interest with respect to the PUD Wells is not subject to burdens (landowner's royalties and other similar interests) in excess of 12.5% of the proceeds from gas production attributable to ECA's interest; and

  •
  are be subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas production attributable to the underlying PUD properties, including any costs to plug and abandon a well included in the underlying PUD properties.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." Prior to July 1, 2010, there was no established public trading market for the Trust units. The high and low closing sales prices per unit for each quarter in 2010 and 2011 were as follows:

Quarter	High	Low
2010
Third Quarter (July 1 through September 30)	$20.47	$19.55
Fourth Quarter (October 1 through December 31)	$27.24	$20.16
2011
First Quarter (January 1 through March 31)	$32.75	$25.81
Second Quarter (March 1 through June 30)	$31.26	$23.60
Third Quarter (July 1 through September 30)	$28.28	$23.77
Fourth Quarter (October 1 through December 31)	$27.81	$23.54

        At December 31, 2011, the 17,605,000 units outstanding were held by 20 unitholders of record.

Distributions

        Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders, as described elsewhere in this report. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 45th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2010 and 2011, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2010
Net proceeds	N/A	$5,566	$7,918	$9,188	$22,672
General and administrative	N/A	$0	$658	$380	$1,038
Distributable income	N/A	$4,789	$7,419	$8,809	$21,017
Distributable income per unit	N/A	$0.272	$0.421	$0.500	$1.193
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
General and administrative	$602	$601	$344	$92	$1,639
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per unit	$0.524	$0.631	$0.630	$0.594	$2.379

        Subsequent to year end, on February 29, 2012, a distribution of $0.594 per Trust unit was paid to Trust unitholders owning Trust units as of February 21, 2012.

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2011.

Item 6.    Selected Financial Data.

        The following is a summary of net proceeds, distributable income, and distributable income per unit by quarter in 2010 and 2011 (all amounts in thousands except distributable income per unit):

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2010
Net proceeds	N/A	$5,566	$7,918	$9,188	$22,672
Distributable income	N/A	$4,789	$7,419	$8,809	$21,017
Distributable income per unit	N/A	$0.272	$0.421	$0.500	$1.193
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per unit	$0.524	$0.631	$0.630	$0.594	$2.379

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this Form 10-K for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the twelve months ended December 31, 2011 compared to inception to December 31, 2010

        The Trust's distributable income was $41.9 million for the year ended December 31, 2011 as compared to $21.0 million from inception (the effective date of the Trust was April 1, 2010, meaning it has received the proceeds of production attributable to the PDP Royalty Interest from that date) through December 31, 2010, an increase of $20.9 million. This increase was primarily due to an increase in net proceeds to the Trust, which in turn was partially the result of the different periods of time in the comparison.

        Net proceeds to the Trust were $43.5 million for the year ended December 31, 2011 as compared to $22.7 million for the period from inception through December 31, 2010, an increase of $20.8 million. This increase was due to an increase in production for the year ended December 31, 2011 (9,813 MMcf) as compared to the inception to date period ended December 31, 2010 (4,583 MMcf). The increase related to production was partially offset by a decrease in the average price realized by the Trust. The Trust realized a $4.44 per Mcf average price for the period ended December 31, 2011 as compared to $4.95 per Mcf for the period ended December 31, 2010.

        Total production for the year ended December 31, 2011 was 5,230 MMcf higher than the period ended December 31, 2010. The increase in production is a result of having three additional months of production in 2011 together with new wells being brought online. As of December 31, 2011 forty-five wells (14 Producing Wells and 39.84 Equivalent PUD Wells) were online and producing compared to twenty wells (14 Producing Wells and 6.86 Equivalent PUD Wells) online and producing as of December 31, 2010. For the period ended December 31, 2011, four wells (5.6 Equivalent PUD Wells) were brought online during the first quarter, seven wells (9.43 Equivalent PUD Wells) were brought online and producing during the second quarter, seven wells (8.95 Equivalent PUD Wells) were brought online and producing during the third quarter and seven wells (9.00 Equivalent PUD Wells)

were brought online and producing for the fourth quarter. For the inception to date period ended December 31, 2010, four PDP wells were producing during the second quarter, nine additional PDP wells and two PUD wells (2.35 Equivalent PUD Wells) were brought online and producing during the third quarter and one additional PDP well and four PUD wells (4.51 Equivalent PUD Wells) were brought online and producing for the fourth quarter.

        The production effect of the increase in the number of wells online and producing was partially mitigated during the current year due to a curtailment on the Texas Eastern Transmission Pipeline for approximately forty-five days while the pipeline was undergoing unscheduled repairs. The Trust has also experienced production curtailments during the current period as a result of facility delays while waiting for governmental permits. The Trust is currently producing slightly above the design capacity of the Greene County Gathering System and above targeted production that was originally established at the formation of the Trust. As a result, production was curtailed due to high operating pressure. Once certain permits are approved and the necessary gathering systems and/or transportation pipelines are constructed and operational the Trust will be able to flow additional volumes.

        The average price realized by the Trust was $4.44 per Mcf for the period ended December 31, 2011 as compared to $4.95 per Mcf for the period ended December 31, 2010. The average price realized for the year ended December 31, 2011 was lower than the previous comparable period as a result of the weighted average closing NYMEX price of $4.02 per Dth for the year ended December 31, 2011 being lower than the $4.05 per Dth weighted average NYMEX closing price for the period ended December 31, 2010. Also contributing to the decline in the average price realized were charges during the current year for firm transportation, which commenced on August 1, 2011, and increased electric costs associated with the increased use of electric compression during the year ended December 31, 2011.

        General and administrative expenses paid by the Trust were $1.6 million for the year ended December 31, 2011 as compared to $1.0 million for the period ended December 31, 2010, an increase of $0.6 million. This increase in expenses was the result of the Trust having a full year of operations for the year ended December 31, 2011 compared to the shortened (six months) operating period during the year ended December 31, 2010 during which the Trust was formed. The increase was primarily related to an increase of $0.2 million in state franchise taxes paid, a $0.4 million increase in professional fees for audit and tax services, and a $0.1 million increase in Trustee and Administrative Services Fees, partially offset by a $0.1 million reduction in other professional fees and expenses.

        Since inception, the Trustee has established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. The Trustee currently intends to maintain the reserve at this level, but may increase or decrease it at any time. This cash reserve reduced the Trust's distributable income for the period ended December 31, 2010, but had no effect on distributable income for the year ended December 31, 2011.

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

Period from inception to December 31, 2010

        The Trust's distributable income was $21.0 million from inception through December 31, 2010. This amount was less than the projected cash available for distribution determined in establishing the target distributions described in the Prospectus by approximately $0.8 million.

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

Overview

        The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee. The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalties, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalties after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalties and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalties relate. The Trust derives all or substantially all of its income and cash flows from the Royalties, which in turn are subject to the hedge contracts, described in Part I, Item 3. The Trust is treated as a partnership for federal income tax purposes.

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust. As of December 31, 2011 the Trust owns Royalties in the 14 Producing Wells, thirty-one development wells (39.84 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that were online and producing, and nine development wells (12.22 Equivalent PUD Wells) that were drilled but awaiting completion procedures in the Marcellus Shale formation. ECA expects to be able to perform completion procedures on all or substantially all of the nine development wells (12.22 Equivalent PUD Wells) that were drilled but awaiting completion at December 31, 2011 during the first half of 2012.

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

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of December 31, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalties is determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests, and the Trust's cash available for distribution will include any cash receipts from the hedge contracts and is reduced by Trust administrative expenses and expenses incurred as a result of being a publicly traded entity. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

        Generally, the percentage of production proceeds to be received by the Trust with respect to a well will equal the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA's net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Well, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying

ECA's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent ECA's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

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

        The amount of Trust revenues and cash distributions to Trust unitholders will depend on, among other things:

  •
  the timing of initial production from the PUD Wells that were not yet on-line December 31, 2011;

  •
  natural gas prices received;

  •
  the volume and Btu rating of natural gas produced and sold;

  •
  post-production costs and any applicable taxes;

  •
  the reimbursement by the Trust, if any, of ECA's costs associated with establishing the floor price contracts transferred to the Trust and interest on such amounts; and

  •
  administrative expenses of the Trust and expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses.

        The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the proceeds received by the Trust, among other factors. In order to provide support for cash distributions on the common units, ECA has agreed to subordinate 4,401,250 of the Trust units it owns, which constitute 25% of the outstanding Trust units. While the subordinated units will be entitled to receive pro rata distributions from the Trust if and to the extent there is sufficient cash to provide a cash distribution on the common units which is no less than the applicable quarterly subordination thresholds set forth below, if there is not sufficient cash to fund such a distribution on all Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. ECA completed its drilling obligation during the fourth quarter of 2011 and accordingly, the Subordination Period will expire on December 31, 2012. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions will terminate upon the expiration of the Subordination Period, which will end on December 31, 2012.

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

        The Subordinated Units will automatically convert into common units on a one-for-one basis and ECA's right to receive incentive distributions and to recoup the Reimbursement Amount will terminate on December 31, 2012. The table below sets forth the Target Distributions and Subordination and Incentive Thresholds for each quarter through the fourth quarter of 2012.

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

Recent Developments

        As of March 1, 2012, three of the nine PUD Wells (12.22 Equivalent PUD Wells) that were drilled but awaiting completion procedures as of December 31, 2011 have been completed or partially completed and one of the nine PUD Wells (1.40 Equivalent PUD Wells) has been turned online. The remaining six of these PUD Wells are undergoing or awaiting completion operations.

        ECA fulfilled its drilling obligations to the Trust as of November 30, 2011, which was substantially ahead of the schedule required by the Development Agreement. During the quarter ended December 31, 2011, in addition to PUD Wells undergoing or awaiting completion, approximately four MMcf per day of gas production net to the Trust was curtailed as a result of high line operating pressure. Permitting delays, primarily relating to a stream crossing for a short gathering pipeline needed to increase production, caused substantial delays in bringing eight wells online. As a result, ECA is likely to defer fracking eight wells until the gathering system is ready.

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

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2011 is provided in the following table (in thousands):

	Payments Due by Year
	2012	2013	2014	2015	2016	Thereafter	Total
Administrative services fee	$60.0	$60.0	$60.0	$60.0	$60.0	$720.0	$1,020.0
Trustee administrative fee	150.0	150.0	150.0	150.0	150.0	1,800.0	2,550.0
Delaware trustee fee	2.4	2.4	2.4	2.4	2.4	28.8	40.8

	$212.4	$212.4	$212.4	$212.4	$212.4	$2,548.8	$3,610.8

        Pursuant to the terms of the Administrative Services Agreement with ECA, the Trust is obligated to pay ECA an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalties to be performed by ECA on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an administrative fee of $150,000 per year until January 1, 2016, after which date the fee will be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/- 3% in any one year. The Trust is also obligated to pay the Delaware Trustee a fee of $2,400 per year, throughout the term of the Trust.

        ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by ECA of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the Services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject Interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the Services relating to the Subject Interests being transferred.

New Accounting Pronouncements

        None.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a write down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves and such undiscounted future net revenues exceed the net royalty interest in gas properties by approximately $95 million at December 31, 2011. The Trust will then provide a write down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write down would not reduce Distributable Income, although it would reduce Trust Corpus.

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

        The hedge contracts consist of natural gas derivative floor price contracts and a back-to-back swap agreement ECA entered into with the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap contracts relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period commencing as of April 1, 2010 through June 30, 2012. The price of the floor price hedging contracts, which expire in the first quarter of 2014, is $5.00 per MMBtu.

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

        The Trust's counterparties under the natural gas floor price contracts are Wells Fargo Capital Finance Inc. and BP Energy Company, and its counterparty under the back-to-back swap agreement is ECA, whose counterparties are also Wells Fargo Capital Finance Inc. and BP Energy Company. In the event that any of the counterparties to the natural gas hedging contracts default on their obligations to make payments to the Trust, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower natural gas prices. ECA will have no continuing obligation with respect to the natural gas floor price contracts. However, ECA will be the Trust's counterparty under the back-to-back swap agreement and will have continuing obligations with respect to this agreement. In the event that the Trust is required to make payments under the swaps during a time of relatively high prices but low production attributable to the Trust's interests, the Trust could be unable to make the required payments.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2011 and the period from inception (March 19, 2010) to December 31, 2010. These financial statements are the responsibility of the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3, the financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

        In our opinion, the statements referred to above present fairly, in all material respects, the financial position of ECA Marcellus Trust I as of December 31, 2011 and 2010 and its distributable income for year ended December 31, 2011 and the period from inception (March 19, 2010) to December 31, 2010, on the basis of accounting described in Note 3.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion thereon.

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trustee of ECA Marcellus Trust I is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ECA Marcellus Trust I maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2011 and the period from inception (March 19, 2010) to December 31, 2010, of ECA Marcellus Trust I and our report dated March 9, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 9, 2012

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2011	2010
ASSETS:
Cash	$985,425	$398,324
Royalty income receivable	7,740,789	6,885,434
Hedge proceeds receivable	2,256,803	2,032,620
Floor price contracts	4,349,400	4,858,920
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(47,156,412)	(14,854,467)

Net royalty interest in gas properties	304,943,588	337,245,533

Total Assets	$320,276,005	$351,420,831

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$4,957,920	$4,957,920
Distributions payable to unitholders	10,464,264	8,809,013

Total Liabilities	15,422,184	13,766,933
Trust corpus; 13,203,750 common units and 4,401,250 subordinated units authorized, issued and outstanding	304,853,821	337,653,898

Total Liabilities and Trust Corpus	$320,276,005	$351,420,831

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2011	Period from Inception (March 19, 2010) to December 31, 2010
Royalty income	$34,847,366	$16,925,157
Hedge proceeds	8,684,531	5,746,831

Net proceeds to Trust	$43,531,897	$22,671,988
General and administrative expenses	(1,638,768)	(1,038,388)
Interest income	947	409

Income available for distribution prior to cash reserves and incentive calculation	$41,894,076	$21,634,009
Cash reserves withheld by Trustee	—	(500,000)

Income available for distribution prior to incentive calculation	$41,894,076	$21,134,009
Less:
Incentive distribution to ECA	—	58,688
Floor cost reimbursement distribution to ECA as:
Premium	—	—
Interest	—	58,688

Distributable income available to unitholders	$41,894,076	$21,016,633

Distributable income per unit (13,203,750 common units and 4,401,250 subordinated units authorized and outstanding)	$2.379	$1.193

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Changes in Trust Corpus

	Year Ended December 31, 2011	Period from Inception (March 19, 2010) to December 31, 2010
Trust Corpus, Beginning of Period	$337,653,898	$10
Issuance of trust units	—	352,100,000
Cash reserves	—	500,000
Distributed to ECA	(10)	—
Distributable income	41,894,076	21,016,633
Distributions paid or payable to unitholders	(41,882,678)	(21,009,278)
Amortization of royalty interest in gas properties	(32,301,945)	(14,854,467)
Amortization of floor price contracts	(509,520)	(99,000)

Trust Corpus, End of Period	$304,853,821	$337,653,898

See notes to the financial statements.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS

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

        ECA was obligated to drill all of the PUD Wells by March 31, 2013; however, in the event of delays, ECA had until March 31, 2014 to fulfill its drilling obligation. ECA had granted to the Trust a lien (the "Drilling Support Lien") on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which are already producing and not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells. The amount obtained by the Trust pursuant to the Drilling Support Lien could not exceed $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount that could have been recovered was proportionately reduced and the drilled PUD Wells were released from the lien. ECA fulfilled its drilling obligation on November 30, 2011 and the Drilling Support Lien has been released.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the royalties is determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests. The Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

expenses and expenses incurred as a result of being a publicly traded entity. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA has fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, in the event that electric compression is utilized; in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

        Effective September 12, 2011, ECA formed First ECA Holdings LLC, ("Holdings") as a limited liability company under the Delaware Limited Liability Company Act and entered into an Amended and Restated Limited Liability Company Agreement dated October 1, 2011. ECA entered into a Pipeline Purchase, Sale and Contribution Agreement ("PPSA"), dated September 14, 2011 pursuant to which ECA contributed and transferred certain Pennsylvania pipelines, including the Greene County Gathering System, and related assets to First ECA Midstream LLC ("Midstream"), a wholly owned subsidiary of Holdings, in exchange for all of the membership units of Holdings. Pursuant to the PPSA, concurrently with the execution, FREIF Midstream Holdings LLC, a Delaware limited liability company, purchased from ECA 50% of the membership units of Holdings. ECA has retained operatorship of the Pipeline assets and the Greene County Gathering System shall continue to be, for purposes hereof, referred to as ECA's.

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

        In order to provide support for cash distributions on the common units, ECA has agreed to subordinate 4,401,250 of the Trust units it owns, which constitute 25% of the outstanding trust units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units which is at least equal to the applicable quarterly subordination threshold. However, if there is not sufficient cash to fund such a distribution on all trust units, the distribution with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

such quarter. ECA's right to receive the incentive distributions will terminate upon the expiration of the Subordination Period.

        ECA incurred costs of approximately $5.0 million for floor price contracts that were transferred to the Trust. ECA is entitled to reimbursement for these expenditures plus interest accrued at 10% per annum only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This Reimbursement Amount will be deducted, over time, from 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.

        The subordinated units will automatically convert into common units on a one-for-one basis and ECA's right to receive incentive distributions and to recoup the Reimbursement Amount will terminate on December 31, 2012. Accordingly, ECA bears the risk that it will not be partially or fully reimbursed for the floor price contracts transferred to the Trust. ECA completed its drilling obligation during the fourth quarter of 2011, accordingly, the subordinated units will convert into common units on December 31, 2012. The period during which the subordinated units are outstanding is referred to as the "Subordination Period."

        The business and affairs of the Trust are managed by The Bank of New York Mellon Trust Company, N.A. as Trustee. Although ECA operates all of the Producing Wells and substantially all of the PUD Wells, ECA has no ability to manage or influence the management of the Trust.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the periods ended December 31, 2011 and 2010 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

NOTE 3. Significant Accounting Policies

        The accompanying audited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-K. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty Trusts by the U.S. Securities and Exchange Commission as specified by FASB ASC Topic 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts. Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses and the outlook for national or regional market supply and demand conditions. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized since inception of the Trust. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

        Amortization of the Royalty Interests in gas properties is calculated on a units-of-production basis, whereby the Trust's cost basis in the properties is divided by Trust total proved reserves to derive an

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

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

Accrued Interest Payable:

        Accrued interest payable to ECA by the Trust is calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but is not recorded by the Trust until paid. As of December 31, 2011, the amount of unrecorded accrued interest payable to ECA was approximately $809,000.

NOTE 4. Commodity Hedges

        The Trust is exposed to risk fluctuations in energy prices in the normal course of operations. ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties. The volumes covered by these agreements equate to approximately 50% of the estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014. The Trust uses the cash method to account for commodity contracts. Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs. Hedge proceeds realized for the year ended December 31, 2011 and the period ended December 31, 2010 totaled $8,684,531 and $5,746,831, respectively. The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

NOTE 5. Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which may be adjusted beginning on the fifth anniversary of the Trust as provided in the Trust Agreement. These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid. The Trustee

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

waived its administrative fee for the quarter ended June 30, 2010, but does not intend to waive the fee for any other quarter.

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

Drilling Support Lien:

        As described in Note 1, ECA granted to the Trust the Drilling Support Lien. The Drilling Support Lien was limited to $91 million, and as ECA fulfilled its drilling obligation over time, the total dollar amount was proportionately reduced. As of December 31, 2011, ECA has fulfilled its drilling obligation and has received a full release of the Drilling Support Lien.

Secondary Offering:

        On April 12, 2011 the Trust entered into an underwriting agreement (the "Underwriting Agreement") with ECA and the underwriters named therein (the "Underwriters") providing for the offer and sale in a firm commitment underwritten offering by ECA of 2,525,000 units of beneficial interest in the Trust ("Common Units") at a public offering price of $29.35 per Common Unit. Pursuant to the Underwriting Agreement, ECA granted the Underwriters a 30-day option to purchase up to 360,723 Common Units to cover over-allotments, if any. Pursuant to this agreement ECA sold 2,525,000 Common Units in a secondary public offering and an additional 181,175 Common Units pursuant to the overallotment option during the quarter ended June 30, 2011. ECA also conveyed an additional 114,600 Common Units to certain employees of ECA in May 2011. As of December 31, 2011, ECA held a total of 180,958 Common Units and 4,401,250 subordinated units of the Trust.

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

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from inception of the Trust to December 31, 2011:

Natural Gas (Mmcf)
Proved reserves:
Balance at inception	108,640

Revisions of previous estimates	(1,608)
Production	(4,583)

Balance at December 31, 2010	102,449

Revisions of previous estimates	(10,918)
Production	(9,813)

December 31, 2011	81,718

Proved developed reserves:
December 31, 2011	67,253

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of FASB ASC topic Extractive Activities—Oil and Gas. Future cash inflows were computed by applying hydrocarbon prices based on the average prices during the 12-month period prior to the ending date of the period covered the applicable reserve report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. The following is the standardized measure of discounted future net cash flows as of December 31, (in thousands):

	2011	2010
Future cash inflows	$355,195	$475,909
Future production taxes	—	—
Future production costs	(61,655)	(54,872)

Future net cash flows before discount	293,540	421,037
10% discount to present value	(128,015)	(189,795)

Standardized measure of discounted future net cash flows(1)	$165,525	$231,242

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from inception to December 31, 2011 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, Inception	$205,875
Net proceeds to the Trust	(22,672)
Revisions of previous estimates	(3,629)
Accretion of discount	20,587
Net change in price and production cost	37,682
Other	(6,601)

Standardized measure, December 31, 2010	$231,242
Net proceeds to the Trust	(43,532)
Revisions of previous estimates	(22,117)
Accretion of discount	23,124
Net change in price and production cost	(21,454)
Other	(1,738)

Standardized measure, December 31, 2011	$165,525

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2011. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified basis of accounting discussed above, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2011, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2011.

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

Item 11.    Executive Compensation.

        During the year ended December 31, 2010 and 2011, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Beneficial Owner	Trust Common Units Beneficially Owned	Percent of Class
Energy Corporation of America	180,958	1.4

        In addition, as described elsewhere in this report, Energy Corporation of America is the beneficial owner of 4,401,250 Subordinated Units in the Trust. The 4,401,250 Subordinated Units held by Energy Corporation of America, which constitute 25% of the total number of Trust units, will convert to common units on December 31, 2012.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence.

Development Agreement

        Under the terms of the Development Agreement, ECA was obligated to drill all of the PUD Wells by March 31, 2014. In order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells, ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI, excluding the Producing Wells and any other wells which were producing and not subject to the Royalties. ECA completed its drilling obligation during the fourth quarter of 2011, and the Trust has released the lien securing the drilling obligation.

Administrative Services

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to ECA. General and administrative expenses in the Trust's statements of distributable income for the twelve months ending December 31, 2011 includes $60,000 in administrative fees and for the inception to date period ended December 31, 2010 includes $30,000 for quarterly administrative fees paid to ECA. ECA elected to waive its $15,000 Administrative Services Fee for the quarter ended June 30, 2010.

        ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by ECA of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the Services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the

Trustee in which such transferee assumes the responsibility to perform the Services relating to the Subject Interests being transferred.

Trustee Administration Fee

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,400. General and administrative expenses in the Trust's statements of distributable income for the twelve months ending December 31, 2011 included administrative fees of $150,000 which represented fees for the fourth quarter of 2010 and the first three quarters of 2011. The Trustee fee for the quarter ended December 31, 2011 will not be paid to the Trustee until January 2012. General and administrative expenses for the inception to date period ended December 31, 2010 include $37,500 for quarterly administrative fees paid to the Trustee. The Trustee elected to waive its $37,500 Trustee Administrative Fee for the quarter ended June 30, 2010 and the $37,500 Trustee Administrative Fee for the quarter ended December 31, 2010 was not paid to the Trustee until January 2011.

Registration Rights

        In connection with the formation of the Trust, the Trust entered into a registration rights agreement for the benefit of ECA, John Mork and certain of his affiliates in connection with ECA's conveyance to the Trust of the PDP Royalty Interest and the PUD Royalty Interest. In the registration rights agreement, the Trust agreed, for the benefit of ECA, John Mork and certain of his affiliates and any of their transferees (each, a "holder"), to register offering of the Trust units held by any of them. Specifically, the Trust agreed:

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

        ECA, John Mork and certain of his affiliates had the right to require the Trust to file no more than three registration statements in aggregate. ECA exercised its right to demand registration of an offering in early 2011. The Trust may be required to effect up to two additional demand registrations under the registration rights agreement.

        In connection with the preparation and filing of any registration statement, ECA will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.

Director Independence

        The Trust does not have a board of directors.

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2012. During fiscal 2011 and 2010, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal year ended December 31, 2011 and 2010 by Ernst & Young LLP:

	2011	2010
Audit fees(1)	$105,000	$125,000
Audit-related fees	—	—
Tax fees	150,000	150,000
All other fees	—	—

Total fees	$255,000	$275,000

(1)
Fees for audit services in 2011 and 2010 included fees for the reviews of the Trust's quarterly financial statements.

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

March 9, 2012

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

                      December 27, 2011

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701
Gentlemen:

        At your request, Ryder Scott Company (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (Trust) as of December 31, 2011. The subject properties are located in the state of Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). The results of our third party study, completed on December 27, 2011, are presented herein. The properties reviewed by Ryder Scott represent 100 percent of the total net proved reserves of the Trust.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2011 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

 SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2011

	Proved
	Developed Producing	Undeveloped	Total Proved
Net Remaining Reserves
Gas—MMcf	67,253	14,465	81,718
Income Data
Future Gross Revenue	$292,320,609	$62,874,338	$355,194,947
Deductions	50,740,821	10,913,687	61,654,508

Future Net Income (FNI)	$241,579,788	$51,960,651	$293,540,439
Discounted FNI @ 10%	$135,484,797	$30,039,987	$165,524,784

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

        The future gross revenue is normally after the deduction of production taxes but in the State of Pennsylvania this is zero. For ECA Marcellus Trust I, the deductions incorporate the Trust's share of post-production costs since the Trust owns only a royalty interest. The future net income is before the deduction of state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income. Gas reserves account for 100 percent of total future gross revenue from proved reserves.

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded annually. Future net income was discounted at four other discount rates, which were also compounded annually. These results are shown in summary form as follows.

Discount Rate Percent	Discounted Future Net Income As of December 31, 2011 Total Proved
5	$210,022,583
8	$180,536,273
12	$153,119,415
15	$138,094,003

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

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. At the request of Energy Corporation of America, the gas volumes included herein assume that any shrinkage attributable to gas consumed in operations is negligible.

        Reserves are those estimated remaining quantities of petroleum which are anticipated to be economically producible, as of a given date, from known accumulations under defined conditions. All reserve estimates involve some degree of uncertainty. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

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

        The Trust's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include matters relating to production practices, environmental protection, pricing policies, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes of reserves actually recovered and amounts of income actually received to differ from the estimated quantities.

        The estimates of reserves presented herein were based upon a detailed study of the properties in which the Trust owns an interest as of December 31, 2011; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices.

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

        The reserves for the properties included herein were estimated by performance methods or by analogy. In general, reserves attributable to producing wells were estimated by performance methods such as decline curve analysis which utilized extrapolations of historical production through November, 2011. In certain cases, producing reserves were estimated by a combination of performance and analogy if there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as the sole basis for the reserve estimates was considered to be inappropriate. The undeveloped reserves included herein were estimated by the analogy method which utilized all pertinent well and seismic data available through November, 2011.

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

        Energy Corporation of America has informed us that they have furnished us all of the accounts, records, geological and engineering data, and reports and other data required for this investigation. In preparing our forecast of future production and income, we have relied upon data furnished by Energy Corporation of America with respect to property interests owned, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, ad valorem and production taxes, completion and development costs, and product prices based on the SEC regulations. Ryder Scott reviewed such factual data for its reasonableness; however, we have not conducted an independent verification of the data supplied by Energy Corporation of America. We consider the assumptions, data, methods and procedures used in this report appropriate for the purpose hereof, and we have used all such methods and procedures that we consider necessary and appropriate to prepare the estimates of reserves and future net revenues herein.

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

Hydrocarbon Prices

        The hydrocarbon prices used herein are based on SEC price parameters using the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period.

        Energy Corporation of America furnished us with the above mentioned average prices in effect on December 31, 2011. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark prices appropriate to the geographic area where the hydrocarbons are sold. These benchmark prices are prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark prices" and "price reference" used for the geographic area included in the report.

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

Geographic Area	Product	Price Reference	Average Benchmark Prices	Average Realized Prices
United States	Gas	Henry Hub	$4.12/MMBtu	$4.35/Mcf

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

        Because of the direct relationship between volumes of proved undeveloped reserves and development plans, we include in the proved undeveloped category only reserves assigned to undeveloped locations that we have been assured will definitely be developed. All undeveloped locations included herein have been drilled and are waiting on completion and hook-up. Energy Corporation of America has assured us of their intent and ability to proceed with the development activities included in this report, and that they are not aware of any legal, regulatory, political or economic obstacles that would significantly alter their plans.

        It should be noted that the Trust only owns a royalty interest in the subject wells and is only burdened by its share of the post-production costs. The development costs and operating expenses supplied by ECA were used to determine the economic life of the properties evaluated in this report, and such costs were held constant throughout the life of the properties.

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

        We are independent petroleum engineers with respect to the Trust as of December 31, 2011. Neither we nor any of our employees have any interest in the subject properties, and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

        The professional qualifications of the undersigned, the technical person primarily responsible for evaluating the reserves information discussed in this report, are included as an attachment to this letter.

Terms of Usage

        The results of our third party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by the Trust.

        We have provided the Trust with a digital version of the original signed copy of this report letter. In the event there are any differences between the digital version included in filings made by the Trust and the original signed report letter, the original signed report letter shall control and supersede the digital version.

        The data and work papers used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

        This report was prepared for the exclusive use and sole benefit of the Trust as of December 31, 2011 and may not be put to other use without our prior written consent for such use. The data and work papers used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

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

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).
3.2		—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.1	(1)	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.2	(1)	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.3	(1)	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein.
10.4	(1)	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.5	(1)	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation.
10.6	(1)	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.7	(1)	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.8	(1)	—	Development Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.9	(1)	—	Swap Agreement, dated July 7, 2010, between Energy Corporation of America and ECA Marcellus Trust I.
10.10	(1)	—	Drilling Support Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.11	(1)	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.12	(1)	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.
10.13		—	Underwriting Agreement dated as of July 1, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800).
10.14		—	Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1to the Trust's Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800).
31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).

*
Filed herewith.