Form 10-Q
period 2012-06-30
ECA Marcellus Trust I
filed 2012-08-09
CIK 1487798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

As of August 9, 2012, 13,203,750 Common Units and 4,401,250 Subordinated Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	June 30, 2012	December 31, 2011
ASSETS:
Cash	$1,046,391	$985,425
Royalty income receivable	4,173,231	7,740,789
Hedge proceeds receivable	3,141,780	2,256,803
Floor price contracts	3,960,000	4,349,400

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(67,161,450)	(47,156,412)
Net royalty interest in gas properties	284,938,550	304,943,588

Total Assets	$297,259,952	$320,276,005

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$4,957,920	$4,957,920
Distributions payable to unitholders	8,334,483	10,464,264

Trust corpus; 13,203,750 common units and 4,401,250 subordinated units authorized, issued and outstanding	283,967,549	304,853,821

Total Liabilities and Trust Corpus	$297,259,952	$320,276,005

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Royalty income	$9,774,726	$17,814,285	$4,173,231	$9,909,451
Hedge proceeds	8,198,824	3,735,436	4,576,948	1,805,863
Net proceeds to Trust	$17,973,550	$21,549,721	$8,750,179	$11,715,314

General and administrative expense	(948,409)	(1,203,614)	(415,902)	(601,408)
Interest income	424	447	206	242
Income available for distribution prior to cash reserves and incentive calculation	$17,025,565	$20,346,554	$8,334,483	$11,114,148

Cash reserves released by Trustee	500,000	—	—	—

Distributable income available to unitholders	$17,525,565	$20,346,554	$8,334,483	$11,114,148

Distributable income per common unit (13,203,750 common units authorized and outstanding)	$1.176	$1.155	$0.602	$0.631

Distributable income per subordinated unit (4,401,250 subordinated units authorized and outstanding)	$0.454	$1.155	$0.088	$0.631

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Trust Corpus, Beginning of Period	$304,853,821	$337,653,898
Cash reserves released	(500,000)	—
Distributed to ECA	—	(10)
Distributable income	17,525,565	20,346,554
Distributions paid or payable to unitholders	(17,517,399)	(20,332,656)
Amortization of royalty interest in gas properties	(20,005,038)	(15,173,210)
Amortization of floor price contracts	(389,400)	(162,360)

Trust Corpus, End of Period	$283,967,549	$322,332,216

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

In order to provide support for cash distributions on the common units, ECA has agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constitute 25% of the outstanding Trust units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units which is at least equal to the applicable quarterly subordination threshold.  However, if there is not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units.  In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter.  ECA’s right to receive the incentive distributions will terminate upon the expiration of the Subordination Period.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the

Trust from natural gas production for the three months and six months ended June 30, 2012 and 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Trust uses the accrual basis of accounting to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold.  Expenses are recognized when paid.

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

Accrued Interest Payable:

Accrued interest payable to ECA by the Trust is calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but is not recorded by the Trust until paid. As of June 30, 2012, the amount of unrecorded accrued interest payable to ECA was $1,056,844.

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust uses the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs.  Hedge proceeds realized for the quarters ended June 30, 2012 and 2011 totaled $4,576,948 and $1,805,863, respectively.  Hedge proceeds realized for the six months ended June 30, 2012 and 2011 totaled $8,198,824 and $3,735,436, respectively.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Related Party Ownership:

In May 2012, ECA sold 443,723 of its original subordinated Trust units in a private transaction.  As of June 30, 2012, ECA held a total of 180,958 Common Units and 3,957,527 subordinated units of the Trust.

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

Results of Trust Operations

For the Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Distributable income for the three months ended June 30, 2012 decreased to $8.3 million from $11.1 million for the three months ended June 30, 2011.  Compared to the quarter ended June 30, 2011, royalty income decreased $5.7 million, hedge proceeds increased $2.8 million and general and administrative expenses decreased $0.2 million.

Royalty income decreased from $9.9 million for the three months ended June 30, 2011 to $4.2 million for the three months ended June 30, 2012, a decrease of $5.7 million.  This decrease was due to a decrease in the average realized price and an increase in post production costs, partially offset by an increase in production.

The average price realized for the three months ended June 30, 2012 declined $1.39 per Mcf to $3.27 per Mcf as compared to $4.66 per Mcf for the three months ended June 30, 2011.  This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs and a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, declined from $4.59 per Mcf for the three months ended June 30, 2011 to $2.31 per Mcf for the three months ended June 30, 2012.  This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the current quarter to $2.21 per Dth compared to the quarter ended June 30, 2011 weighted average monthly closing NYMEX price of $4.32 per Dth.

Post production costs, which consisted of a gathering fee together with a charge for electric used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.75 per Mcf for the quarter ended June 30, 2012 as compared to an average of $0.64 per Mcf for the prior year’s comparable quarter.  Post production costs were higher than the previous year’s quarter as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011, resulting in an average $0.15 per Mcf increase in costs from the comparable quarter in 2011.  This was partially offset by an average $0.04 per Mcf decline in the charge for electric usage from the quarter ended June 30, 2011 to the current quarter.

Production increased 7% from 2,512 MMcf for the three months ended June 30, 2011 to 2,679 MMcf for the three months ended June 30, 2012. The increased production was primarily a result of an increase in the number of wells online and producing during the quarter ended June 30, 2012, partially offset by natural production declines.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of June 30, 2012, while there were a total of thirty-one wells (14 PDP and 17 PUD Wells (21.89 Equivalent PUD Wells)) online and producing as of June 30, 2011.  Of the forty PUD Wells, six (8.22 Equivalent PUD Wells) of these wells were brought online during the quarter ended June 30, 2012.  Three wells (4.02 Equivalent PUD Wells) were brought online in early May and three (4.20 Equivalent PUD Wells) were brought online in mid-June.  Subsequently, these six wells (8.22 Equivalent PUD Wells) had an average daily production rate, net to the Trust, of 3,417 Mcf per day for June 2012.  Because of gathering system constraints and three of the wells being in production for only a partial month, the average June production rate, as stated, does not represent the full potential of such wells.  The average gross initial production for the first thirty days of production for the six wells brought online during the quarter ended June 30, 2012 (8.22 Equivalent PUD Wells) was 2,160 Mcf per well per day.

The Trust had experienced production curtailments during the current period as a result of facility delays while waiting for governmental permits, which have been approved as of June 30, 2012.  As a result, production was curtailed due to high operating pressure.  The current production was slightly above the design capacity of the Greene County Gathering System and above targeted production that was originally established at the formation of the Trust.  The additional gathering systems and/or transportation pipelines were constructed and became operational in late June, allowing increased volumes.

Hedged volumes for the quarter ended June 30, 2012 totaled 1,198,500 Dth consisting of 682,500 Dth covered by a fixed price swap at a price of $6.82 per Dth and 516,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.04 per Dth for the hedged volume.  For the quarter ended June 30, 2011 hedged volumes totaled 892,500 Dth consisting of 682,500 Dth covered by a fixed price swap at a price of $6.75 per Dth and 210,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.34 per Dth for the hedged volume. While this resulted in an increase in total hedge proceeds received by the Trust for the quarter ended June 30, 2012, the average hedge price per Dth declined from $6.34 per Dth for the quarter ended June 30, 2011 to $6.04 per Dth for the quarter ended June 30, 2012 primarily due to a larger floor position.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

For the quarter ended June 30, 2012, the distribution available to all Trust units was $8,334,483, or $0.473 per unit.  Because the subordination threshold for the quarter was $0.602, common unitholders are entitled to a distribution of $0.602 per unit with the subordinated unitholders entitled to a distribution of the remainder at $0.088 per unit.  The table below shows the effect of the subordination threshold:

		For the
		quarter ended
		June 30, 2012
Distributable income available to unitholders		$8,334,483

Common units outstanding	13,203,750
Subordinated units outstanding	4,401,250	17,605,000
Distributable income per unit before subordination threshold		$0.473

Subordination threshold per common unit		$0.602
Common units outstanding		13,203,750
Distributable income payable to common unitholders at subordination threshold level		$7,948,657

Distributable income available to subordinated unitholders		$385,826
Subordinated units outstanding		4,401,250
Distributable income per unit available to subordinated unitholders		$0.088

The Subordination Period will terminate on December 31, 2012.

General and administrative expenses paid by the Trust were $0.4 million for the three months ended June 30, 2012 as compared to $0.6 million for the prior year’s comparable quarter.  The decrease in expenses was primarily related to a decrease of $0.2 million in state franchise taxes paid.  Cash reserves were unchanged during the quarters ended June 30, 2012 and 2011.

ECA completed its drilling obligation as of November 30, 2011.  During the quarter ended June 30, 2012, six PUD Wells (8.22 Equivalent PUD Wells) were turned online and producing.  As of June 30, 2012, all forty PUD Wells (52.06 Equivalent PUD Wells) were turned online and producing.

For the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Distributable income for the six months ended June 30, 2012 decreased to $17.5 million from $20.3 million for the six months ended June 30, 2011.  Compared to the six months ended June 30, 2011, royalty income decreased $8.0 million, hedge proceeds increased $4.5 million, general and administrative expenses decreased $0.3 million and the trustee released $0.5 million of cash reserves during the six months ended June 30, 2012.

Royalty income decreased from $17.8 million for the six months ended June 30, 2011 to $9.8 million for the six months ended June 30, 2012, a decrease of $8.0 million.  This decrease was due to a decrease in the average realized price and an increase in post production costs, partially offset by an increase in production.

The average price realized for the six months ended June 30, 2012 declined $1.33 per Mcf to $3.35 per Mcf as compared to $4.68 per Mcf for the six months ended June 30, 2011.  This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs and a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, declined from $4.51 per Mcf for the six months ended June 30, 2011 to $2.56 per Mcf for the six months ended June 30, 2012.  This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the current period to $2.47 per Dth compared to the six months ended June 30, 2011 weighted average monthly closing NYMEX price of $4.22 per Dth.

Post production costs, which consisted of a gathering fee together with a charge for electric used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.74 per Mcf for the six months ended June 30, 2012 as compared to an average of $0.65 per Mcf for the prior year’s comparable period.  Post production costs were higher than the previous year’s six-month period as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011, resulting in an average $0.15 per Mcf increase in costs from the comparable period in 2011.  This was partially offset by an average $0.06 per Mcf decline in the charge for electric usage from the six months ended June 30, 2011 to the current period.

Production increased 16% from 4,609 MMcf for the six months ended June 30, 2011 to 5,361 MMcf for the six months ended June 30, 2012. The increased production was primarily a result of an increase in the number of wells online and producing during the six months ended June 30, 2012, partially offset by natural production declines.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of June 30, 2012, while there were a total of thirty-one wells (14 PDP and 17 PUD Wells (21.89 Equivalent PUD Wells)) online and producing as of June 30, 2011.  Of the forty PUD Wells, nine (12.23 Equivalent PUD Wells) of these wells were brought online during the six months ended June 30, 2012.  One well (1.40 Equivalent PUD Wells) was brought online in late January, two (2.61 Equivalent PUD Wells) in early March, three (4.02 Equivalent PUD Wells) in early May, and three (4.20 Equivalent PUD Wells) in mid-June.  Subsequently, these nine wells (12.23 Equivalent PUD Wells) had an average daily production rate, net to the Trust, of 4,762 Mcf per day for June 2012.  Because of gathering system constraints and three of the wells being in production for only a partial month, the average June production rate, as stated, does not represent the full potential of such wells.  The average gross initial production for the first thirty days of production for the nine wells brought online in 2012,  (12.23 Equivalent PUD Wells) was 1,914 Mcf per well per day.

The Trust had experienced production curtailments during the current period as a result of facility delays while waiting for governmental permits, which have been approved as of June 30, 2012.  As a result, production was curtailed due to high operating pressure.  The current production was slightly above the design capacity of the Greene County Gathering System and above targeted production that was originally established at the formation of the Trust.  The additional gathering systems and/or transportation pipelines were constructed and became operational in late June, allowing increased volumes.

Hedged volumes for the six months ended June 30, 2012 totaled 2,250,000 Dth consisting of 1,365,000 Dth covered by a fixed price swap at a price of $6.82 per Dth and 885,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.10 per Dth for the hedged volume.  For the six months ended June 30, 2011 hedged volumes totaled 1,726,500 Dth consisting of 1,357,500 Dth covered by a fixed price swap at a price of $6.75 per Dth and 369,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.38 per Dth for the hedged volume. While this resulted in an increase in total hedge proceeds received by the Trust for the six months ended June 30, 2012, the average hedge price per Dth declined from $6.38 per Dth for the six months ended June 30, 2011 to $6.10 per Dth for the six months ended June 30, 2012 primarily due to a larger floor position.

General and administrative expenses paid by the Trust were $0.9 million for the six months ended June 30, 2012 as compared to $1.2 million for the prior year’s comparable period.  The decrease in expenses was primarily related to a decrease of $0.4 million in state franchise taxes paid and a $0.1 million reduction in non-audit professional fees, partially offset by a $0.2 million increase in audit and tax service fees during the six months ended June 30, 2012.  Cash reserves of $0.5 million were released during the six months ended June 30, 2012, which increased distributable income for the period, and were unchanged during the six months ended June 30, 2011.

ECA completed its drilling obligation as of November 30, 2011.  During the six months ended June 30, 2012, nine PUD Wells (12.23 Equivalent PUD Wells) were turned online and producing.  As of June 30, 2012, all forty PUD Wells (52.06 Equivalent PUD Wells) were turned online and producing.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011.  This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust, and the Subordination Period will terminate on December 31, 2012.  As of June 30, 2012 the Trust owns Royalties in the 14 Producing Wells and the forty development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production. The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and together with the PDP Royalty Interest, “Royalties”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term “Producing Wells” means the 14 Producing Wells as defined above, and does not include the PUD wells, even though some or all of the PUD wells may have been drilled and completed and may be producing.  As of the formation of the Trust, approximately 50% of the estimated natural gas production attributable to the Trust’s royalty interests had been hedged with a combination of floors and swaps through March 31, 2014. ECA is entitled to recoup its costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeds certain levels during the Subordination Period.

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

Hedge proceeds realized for the quarter ended June 30, 2012 were approximately $4.6 million and approximately $8.2 million for the six months ended June 30, 2012.  The swap hedging arrangements terminated June 30, 2012 and the floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

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

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the proceeds received by the Trust, among other factors.  There is no minimum required distribution.  However, in order to provide support for cash distributions on the common units for a limited period of time, ECA has agreed to subordinate 4,401,250 of the Trust units it initially acquired, which constitute 25% of the outstanding Trust units. While the subordinated units will be entitled to receive pro rata distributions from the Trust if and to the extent there is sufficient cash to provide a cash distribution on the common units which is no less than the applicable quarterly subordination thresholds set forth below, if there is not sufficient cash to fund such a distribution on all Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. ECA completed its drilling obligation during the fourth quarter of 2011 and accordingly, the Subordination Period will expire on December 31, 2012.  During the Subordination Period, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter. ECA’s right to receive the incentive distributions will terminate upon the expiration of the Subordination Period, which will end on December 31, 2012.  Further, once the subordinated units convert to common units on December 31, 2012, holders of common units will no longer have any right to the benefits of the subordination provisions currently in effect with respect to the Subordinated Units.

ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA is entitled to reimbursement for these expenditures plus interest accrued at 10% per annum only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement will be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.  As of June 30, 2012, the amount of unrecorded accrued interest payable to ECA was $1,056,844.  This amount is payable solely out of the 50% of cash, if any, available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.  Consequently, any such amounts not payable from Trust distributable income through the quarter ending December 31, 2012 will never become payable.

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

ECA has informed the Trustee that it has finalized the completion of the last of the 52 equivalent Development Wells and has finalized the construction of the gathering system expansion project in Greene County, Pennsylvania after receiving the appropriate governmental permits.  ECA has further informed the Trustee that total gross initial production from the last three wells completed for the Trust exceeded ten MMcf/day.  The gathering system expansion project, which included the addition of a new compressor station, has increased gross field capacity to over 90 MMcf/day, up from the previous limit of 65 MMcf/day.  As a result of the gathering system expansion and the completion of the final Development Wells, all of the Trust Wells are now on line and producing, ahead of the previously announced anticipated completion date of the 3rd quarter of 2012, and well ahead of ECA’s commitment to complete its drilling obligations by March 31, 2014.

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

The hedge contracts consist of natural gas derivative floor price contracts and, until June 30, 2012, a back-to-back swap agreement ECA entered into with the Trust to provide the Trust with the benefit of certain contracts previously entered into between ECA and third parties, that equate to approximately 50% of the estimated natural gas to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap contracts related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period commencing as of April 1, 2010 through June 30, 2012. The price of the floor price hedging contracts, which expire in the first quarter of 2014, is $5.00 per MMBtu.

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

The Trust’s counterparties under the natural gas floor price contracts are Wells Fargo Capital Finance Inc. and BP Energy Company, and its counterparty under the back-to-back swap agreement, until June 30, 2012, was ECA, whose counterparties were also Wells Fargo Capital Finance Inc. and BP Energy Company. In the event that any of the counterparties to the natural gas hedging contracts defaults on its obligation to make payments to the Trust, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower natural gas prices. ECA has no continuing obligation with respect to the natural gas floor price contracts. However, ECA had been the Trust’s counterparty under the back-to-back swap agreement, which expired June 30, 2012, and had continuing obligations with respect to this agreement.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  No material change to such risk factors has occurred during the three months ended June 30, 2012.

Item 6. Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECA MARCELLUS TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST
COMPANY, N.A., trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Date: August 9, 2012

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

Incentive Threshold - means, for any particular quarter through the end of the Subordination Period, the amount shown in the column titled “Incentive Threshold” in the section titled “Overview” in Management’s Discussion and Analysis in this report.  In exchange for agreeing to subordinate the 4,401,250 Trust units it originally acquired, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter. ECA’s right to receive the incentive distributions will terminate upon the expiration of the Subordination Period.

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

Subordination Period- means the period during which 4,401,250 of the Trust units originally acquired by ECA are subject to the subordination provisions described herein.  Because ECA met its drilling obligation to the Trust on November 30, 2011, the Subordination Period will expire on December 31, 2012.

Subordination Threshold means, for any particular quarter (through the Subordination Period), the amount shown in the column titled “Subordination Threshold” in the section titled “Overview” in Management’s Discussion and Analysis in this report.  In order to provide support for cash distributions on the common units, ECA has agreed to subordinate the 4,401,250 Trust units it acquired, which constitute 25% of the outstanding Trust units. While the subordinated units are entitled to receive pro rata distributions from the Trust if and to the extent there is sufficient cash to provide a cash distribution on the common units which is at least equal to the applicable quarterly subordination threshold, if there is not sufficient cash to fund such a distribution on all Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

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