Form 10-Q
period 2012-09-30
ECA Marcellus Trust I
filed 2012-11-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2012, 13,203,750 Common Units and 4,401,250 Subordinated Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	September 30, 2012	December 31, 2011
ASSETS:
Cash	$2,808,458	$985,425
Royalty income receivable	6,294,204	7,740,789
Hedge proceeds receivable	—	2,256,803
Floor price contracts	3,385,800	4,349,400

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(78,328,884)	(47,156,412)
Net royalty interest in gas properties	273,771,116	304,943,588

Total Assets	$286,259,578	$320,276,005

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$4,957,920	$4,957,920
Distributions payable to unitholders	9,077,227	10,464,264

Trust corpus; 13,203,750 common units and 4,401,250 subordinated units authorized, issued and outstanding	272,224,431	304,853,821

Total Liabilities and Trust Corpus	$286,259,578	$320,276,005

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Royalty income	$16,068,930	$27,106,577	$6,294,204	$9,292,292
Hedge proceeds	11,061,994	5,870,544	2,863,170	2,135,108

Net proceeds to Trust	$27,130,924	$32,977,121	$9,157,374	$11,427,400

General and administrative expense	(1,028,777)	(1,547,969)	(80,368)	(344,355)
Interest income	645	660	221	213

Income available for distribution prior to cash reserves and incentive calculation	$26,102,792	$31,429,812	$9,077,227	$11,083,258

Cash reserves released by Trustee	500,000	—	—	—

Distributable income available to unitholders	$26,602,792	$31,429,812	$9,077,227	$11,083,258

Distributable income per common unit (13,203,750 common units authorized and outstanding)	$1.800	$1.785	$0.624	$0.630

Distributable income per subordinated unit (4,401,250 subordinated units authorized and outstanding)	$0.644	$1.785	$0.190	$0.630

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Trust Corpus, Beginning of Period	$304,853,821	$337,653,898
Cash reserves released	(500,000)	—
Distributed to ECA	—	(10)
Distributable income	26,602,792	31,429,812
Distributions paid or payable to unitholders	(26,596,110)	(31,410,521)
Amortization of royalty interest in gas properties	(31,172,472)	(23,528,460)
Amortization of floor price contracts	(963,600)	(340,560)

Trust Corpus, End of Period	$272,224,431	$313,804,159

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

The business and affairs of the Trust are managed by The Bank of New York Mellon Trust Company, N.A. as Trustee. Although ECA operates all of the Producing Wells and all of the PUD Wells, ECA has no ability to manage or influence the management of the Trust.  Neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on the properties to which the Royalties relate.

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the

Trust from natural gas production for the three months and nine months ended September 30, 2012 and 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums does not reduce Distributable Income, rather it is charged directly to Trust Corpus.  Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by FASB ASC Topic 932 Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts.  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the royalty interest is not burdened by field and lease operating expenses. Thus, the statement purports to show distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

Cash:

Cash consists of highly liquid instruments with maturities at the time of acquisition of three months or less.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification - Topic 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses and the outlook for national or regional market supply and demand conditions.  The Trust will then provide a write-down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Accrued Interest Payable:

Accrued interest payable to ECA by the Trust is calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but is not recorded by the Trust until paid. As of September 30, 2012, the amount of unrecorded accrued interest payable to ECA was $1,180,792.

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust uses the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs.  Hedge proceeds realized for the quarters ended September 30, 2012 and 2011 totaled $2,863,170 and $2,135,108, respectively.  Hedge proceeds realized for the nine months ended September 30, 2012 and 2011 totaled $11,061,994 and $5,870,544, respectively.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Related Party Ownership:

In May 2012, ECA sold 443,723 of its original subordinated Trust units in a private transaction.  As of September 30, 2012, ECA held a total of 180,958 Common Units and 3,957,527 subordinated units of the Trust.  As of November 5, 2012, ECA held a total of 28,334 Common Units and 3,957,527 subordinated units.

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

Results of Trust Operations

For the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Distributable income for the three months ended September 30, 2012 decreased to $9.1 million from $11.1 million for the three months ended September 30, 2011.  Compared to the quarter ended September 30, 2011, royalty income decreased $3.0 million, hedge proceeds increased $0.7 million and general and administrative expenses decreased $0.3 million.

Royalty income decreased from $9.3 million for the three months ended September 30, 2011 to $6.3 million for the three months ended September 30, 2012, a decrease of $3.0 million.  This decrease was due to a decrease in the average realized price and an increase in post production costs, partially offset by an increase in production.

The average price realized for the three months ended September 30, 2012 declined $1.43 per Mcf to $3.07 per Mcf as compared to $4.50 per Mcf for the three months ended September 30, 2011.  This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs and a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, declined from $4.40 per Mcf for the three months ended September 30, 2011 to $2.89 per Mcf for the three months ended September 30, 2012.  This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the current quarter to $2.80 per Dth compared to the quarter ended September 30, 2011 weighted average monthly closing NYMEX price of $4.18 per Dth.

Post production costs, which consisted of a post-production services fee together with a charge for electric used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.77 per Mcf for the quarter ended September 30, 2012 as compared to an average of $0.74 per Mcf for the prior year’s comparable quarter.  Post production costs were higher than the previous year’s quarter as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011 and on the Dominion Transmission, Inc. system starting in late June 2012, resulting in an average $0.05 per Mcf increase in costs from the comparable quarter in 2011.  This was partially offset by an average $0.02 per Mcf decline in the charge for electric usage from the quarter ended September 30, 2011 to the current quarter.

Production increased 18% from 2,538 MMcf for the three months ended September 30, 2011 to 2,993 MMcf for the three months ended September 30, 2012. The increased production was primarily a result of an increase in the number of wells online and producing during the quarter ended September 30, 2012, partially offset by natural production declines.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of September 30, 2012, while there were a total of thirty-eight wells (14 PDP and 24 PUD Wells (30.83 Equivalent PUD Wells)) online and producing as of September 30, 2011.

Hedged volumes for the quarter ended September 30, 2012 totaled 1,305,000 Dth covered by a $5.00 per Dth floor price contract.  For the quarter ended September 30, 2011, hedged volumes totaled 1,095,000 Dth consisting of 690,000 Dth covered by a fixed price swap at a price of $6.82 per Dth and 405,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.15 per Dth for the hedged volume.  The average hedge price per Dth declined from $6.15 per Dth for the quarter ended September 30, 2011 to $5.00 per Dth for the quarter ended September 30, 2012 due to the expiration of the swap contracts.  Although there was a decrease in hedge price, proceeds received by the Trust for the quarter ended September 30, 2012 increased as a result of the decrease in the average NYMEX price as discussed previously and an increase in the volumes covered by floor price contracts.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

For the quarter ended September 30, 2012, the distribution available to all Trust units was $9,077,227, or $0.516 per unit.  Because the subordination threshold for the quarter was $0.624, common unitholders are entitled to a distribution of $0.624 per unit with the subordinated unitholders entitled to a distribution of the remainder at $0.190 per unit.  The table below shows the effect of the subordination threshold:

		For the
		quarter ended
		September 30, 2012
Distributable income available to unitholders		$9,077,227

Common units outstanding	13,203,750
Subordinated units outstanding	4,401,250	17,605,000
Distributable income per unit before subordination threshold		$0.516

Subordination threshold per common unit		$0.624
Common units outstanding		13,203,750
Distributable income payable to common unitholders at subordination threshold level		$8,239,140

Distributable income available to subordinated unitholders		$838,087
Subordinated units outstanding		4,401,250
Distributable income per unit available to subordinated unitholders		$0.190

The Subordination Period will terminate on December 31, 2012.  Consequently, the fourth quarter of 2012 will be the last quarter during which common unitholders will have the protection of the subordination provisions.  Upon termination of the Subordination Period, the 4,401,750 subordinated units will convert to common units.  As common units, such 4,401,750 units will be entitled to the same distributions as all other common units, and no common units will be entitiled to any benefit formerly conferred upon them by the subordination provisions.  In addition, any sales of such units by ECA could have an adverse impact on the price of the common units.

General and administrative expenses paid by the Trust were $0.1 million for the three months ended September 30, 2012 as compared to $0.3 million for the prior year’s comparable quarter.  The decrease in expenses was primarily related to a decrease of $0.2 million in state franchise taxes paid.  Neither the Trustee nor ECA billed its administration fees totaling $53,000 for quarter ended September 30, 2012, but intend to bill such fees during the quarter ending December 31, 2012.

Cash reserves were unchanged during the quarters ended September 30, 2012 and 2011.

ECA completed its drilling obligation as of November 30, 2011.  As of September 30, 2012, all forty PUD Wells (52.06 Equivalent PUD Wells) were online and producing.

For the Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

Distributable income for the nine months ended September 30, 2012 decreased to $26.6 million from $31.4 million for the nine months ended September 30, 2011.  Compared to the nine months ended September 30, 2011, royalty income decreased $11.0 million, hedge proceeds increased $5.2 million, general and administrative expenses decreased $0.5 million and the Trustee released $0.5 million of cash reserves during the nine months ended September 30, 2012.

Royalty income decreased from $27.1 million for the nine months ended September 30, 2011 to $16.1 million for the nine months ended September 30, 2012, a decrease of $11.0 million.  This decrease was due to a decrease in the average realized price and an increase in post production costs, partially offset by an increase in production.

The average price realized for the nine months ended September 30, 2012 declined $1.36 per Mcf to $3.25 per Mcf as compared to $4.61 per Mcf for the nine months ended September 30, 2011.  This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs and a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, declined from $4.47 per Mcf for the nine months ended September 30, 2011 to $2.68 per Mcf for the nine months ended September 30, 2012.  This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the current period to $2.59 per Dth compared to the nine months ended September 30, 2011 weighted average monthly closing NYMEX price of $4.20 per Dth.

Post production costs, which consisted of a post-production services fee together with a charge for electric used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.75 per Mcf for the nine months ended September 30, 2012 as compared to an average of $0.68 per Mcf for the prior year’s comparable period.  Post production costs were higher than the previous year’s nine-month period as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011 and on the Dominion Transmission, Inc. system starting in late June 2012, resulting in an average $0.12 per Mcf increase in costs from the comparable period in 2011.  This was partially offset by an average $0.05 per Mcf decline in the charge for electric usage from the nine months ended September 30, 2011 to the current period.

Production increased 17% from 7,148 MMcf for the nine months ended September 30, 2011 to 8,354 MMcf for the nine months ended September 30, 2012. The increased production was primarily a result of an increase in the number of wells online and producing during the nine months ended September 30, 2012, partially offset by natural production declines.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of September 30, 2012, while there were a total of thirty-eight wells (14 PDP and 24 PUD Wells (30.83 Equivalent PUD Wells)) online and producing as of September 30, 2011.

The Trust experienced production curtailments during the current nine-month period as a result of facility delays while waiting for governmental permits, which were approved during the second quarter of 2012.  The additional gathering systems and/or transportation pipelines were constructed and became operational in late June 2012, allowing increased volumes.

Hedged volumes for the nine months ended September 30, 2012 totaled 3,555,000 Dth consisting of 1,365,000 Dth covered by a fixed price swap at a price of $6.82 per Dth and 2,190,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $5.70 per Dth for the hedged volume.  For the nine months ended September 30, 2011, hedged volumes totaled 2,821,500 Dth consisting of 1,357,500 Dth covered by a fixed price swap at a price of $6.75 per Dth, 690,000 MMBtu covered by a fixed price swap at a price of $6.82 and 774,000 Dth covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.29 per Dth for the hedged volume. The average hedge price per Dth declined from $6.29 per Dth for the nine months ended September 30, 2011 to $5.70 per Dth for the nine months ended September 30, 2012 due to the expiration of the swap contracts and a larger floor position.  Although there was a decrease in the hedge price, proceeds received by the Trust for the nine months ended September 30, 2012 increased as a result of the decrease in the average NYMEX price as discussed previously and an increase in the volumes covered by the floor contracts.

General and administrative expenses paid by the Trust were $1.0 million for the nine months ended September 30, 2012 as compared to $1.5 million for the prior year’s comparable period.  The decrease in expenses was primarily related to decreases of $0.6 million in state franchise taxes paid and $0.1 million in professional fees which were not billed during the quarter ended September 30, 2012, partially offset by a $0.2 million increase in audit and tax service fees during the nine months ended September 30, 2012.  Neither the Trustee nor ECA billed its administration fees totaling $53,000 for the quarter ended September 30, 2012, but each intends to bill such fees during the quarter ending December 31, 2012.

Cash reserves of $0.5 million were released during the nine months ended September 30, 2012, which increased distributable income for the period, and were unchanged during the nine months ended September 30, 2011.

ECA completed its drilling obligation as of November 30, 2011.  During the nine months ended September 30, 2012, nine PUD Wells (12.23 Equivalent PUD Wells) were turned online and entered production.  As of September 30, 2012, all forty PUD Wells (52.06 Equivalent PUD Wells) were online and producing.

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

•                  the ability of the Trust’s hedge counterparties to meet their contractual obligations;

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011.  This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust, and the Subordination Period will terminate on December 31, 2012.  The Trust currently owns Royalties in the 14 Producing Wells and the forty development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production. The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and together with the PDP Royalty Interest, “Royalties”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term “Producing Wells” means the 14 Producing Wells as defined above, and does not include the PUD wells, even though some or all of the PUD wells may have been drilled and completed and may be producing.  As of the formation of the Trust, approximately 50% of the estimated natural gas production attributable to the Trust’s royalty interests had been hedged with a combination of floors and swaps through March 31, 2014. ECA is entitled to recoup its costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeds certain levels during the Subordination Period.

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

Hedge proceeds realized for the quarter ended September 30, 2012 were approximately $2.9 million and approximately $11.1 million for the nine months ended September 30, 2012.  The swap hedging arrangements terminated June 30, 2012 and the floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

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

ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA is entitled to reimbursement for these expenditures plus interest accrued at 10% per annum only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement will be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.   As of September 30, 2012, the amount of unrecorded accrued interest payable to ECA was $1,180,792.  This amount is payable solely out of the 50% of cash, if any, available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.  Consequently, any such amounts not payable from Trust distributable income through the quarter ending December 31, 2012 will never become payable.

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

ECA has informed the Trustee that it has finalized the completion of the last of the 52 equivalent Development Wells and has finalized the construction of the gathering system expansion project in Greene County, Pennsylvania after receiving the appropriate governmental permits.  The gathering system expansion project, which included the addition of a new compressor station, has increased gross field capacity to over 90 MMcf/day, up from the previous limit of 65 MMcf/day.  As a result of the gathering system expansion and the completion of the final Development Wells, all of the Trust Wells are now on line and producing, well ahead of ECA’s commitment to complete its drilling obligations by March 31, 2014.

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

The Trust’s counterparties under the natural gas floor price contracts are Wells Fargo Capital Finance Inc. and BP Energy Company, and its counterparty under the back-to-back swap agreement, which expired June 30, 2012, was ECA, whose counterparties were also Wells Fargo Capital Finance Inc. and BP Energy Company. In the event that any of the counterparties to the natural gas hedging contracts defaults on its obligation to make payments to the Trust, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower natural gas prices. ECA has no continuing obligation with respect to the natural gas floor price contracts. However, ECA had been the Trust’s counterparty under the back-to-back swap agreement, which expired June 30, 2012.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  No material change to such risk factors has occurred during the three months ended September 30, 2012.

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

Date: November 9, 2012

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