Form 10-K
period 2012-12-31
ECA Marcellus Trust I
filed 2013-03-15
CIK 1487798

Use these links to rapidly review the document

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for The Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

         The aggregate market value of Units of Beneficial Interest in ECA Marcellus Trust I held by non-affiliates on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $248,187,871.

         As of March 14, 2013, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding. Documents Incorporated By Reference: None

        References to the "Trust" in this document refer to ECA Marcellus Trust I. References to "ECA" in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, the Private Investors.

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

  •
  risks incident to the operation of natural gas wells;

  •
  future production costs;

  •
  the effect of existing and future laws and regulatory actions;

  •
  the effect of changes in commodity prices;

  •
  the ability of the Trust's hedge counterparties to meet their contractual obligations;

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

        Bcf—One billion cubic feet of natural gas.

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

        Incentive Threshold—means, for any particular quarter through the end of the Subordination Period, the amount shown in the column titled "Incentive Threshold" in the section titled "Overview" in Management's Discussion and Analysis in this report. In exchange for agreeing to subordinate the 4,401,250 Trust units it originally acquired, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeds 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions terminated December 31, 2012 upon the expiration of the Subordination Period.

        Mcf—One thousand cubic feet of natural gas.

        MMBtu—One million British Thermal Units.

        MMcf—One million cubic feet of natural gas.

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

        Subordination Period—means the period during which 4,401,250 of the Trust units originally acquired by ECA were subject to the subordination provisions described herein. Because ECA met its drilling obligation to the Trust on November 30, 2011, the Subordination Period expired on December 31, 2012; and the last cash distribution supported by the subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012.

        Subordination Threshold—means, for any particular quarter (through the Subordination Period), the amount shown in the column titled "Subordination Threshold" in the section titled "Overview" in Management's Discussion and Analysis in this report. In order to provide support for cash distributions on the common units, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constitute 25% of the outstanding Trust units. During the Subordination Period, the subordinated units were entitled to receive pro rata distributions from the Trust if and to the extent there was sufficient cash to provide a cash distribution on the common units at least equal to the applicable quarterly subordination threshold. During the Subordination Period, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution made with respect to the subordinated units was reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

        Trust Gas—means that percentage of Gas to which the Trust is entitled, calculated in accordance with the provisions of the conveyances of the royalty interests.

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

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT common units on December 31, 2012. The last cash distribution supported by the ECT subordinated units will be the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on or before February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all Trust units will share in all cash distributions on a pro rata basis. As of December 31, 2012 the Trust owns Royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

        The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and together with the PDP Royalty Interest, the "Royalties") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term "Producing Wells" means the 14 Producing Wells as defined above, and does not include the 40 PUD Wells, although they also have been completed and are producing. As of the formation of the Trust, approximately 50% of the estimated natural gas production attributable to the Trust's royalty interests had been hedged with a combination of floors and swaps through March 31, 2014. ECA was entitled to recoup its costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeded certain levels during the Subordination Period. Because the Subordination Period ended December 31, 2012, ECA will not recoup any of such costs and, except for the $58,688 paid to ECA during 2010, will not be paid any of the interest on such costs to which it might have been entitled.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the royalties is determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests, and the Trust's cash available for distribution will include any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, in the event that electric compression is utilized; in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

Historical Target Distributions and Subordination and Incentive Thresholds

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

  •
  administrative expenses of the Trust and any changes in amounts reserved for such expenses.

        The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. In order to provide support for cash distributions on the common units, ECA agreed during the Subordination Period (which has ended) to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold. However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions, and the benefit of the subordination provisions to the holders of the common units, terminated upon the expiration of the Subordination Period.

        ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA was entitled to reimbursement for these expenditures plus interest accrued at 10% per annum ("Reimbursement Amount") only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement was to be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders. As of December 31, 2012, interest on this approximately $5.0 million had accumulated to $1.3 million. However, because ECA's right to receive incentive distributions terminated on December 31, 2012, the end of the Subordination Period, the Reimbursement Amount will never become payable. Accordingly, the Trust wrote-off the floor premium payable of approximately $5.0 million directly to Trust Corpus during the year ended December 31, 2012. The subordinated units automatically converted into common units on a one-for-one basis and ECA's right to receive incentive distributions and to recoup the Reimbursement Amount terminated at the end of the fourth full calendar quarter following ECA's satisfaction of its drilling obligation to the Trust. ECA completed its drilling obligation during the fourth quarter of 2011 and accordingly, the subordinated units converted into common units on December 31, 2012. The last cash distribution supported by the subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on or before February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all Trust units will share in all cash distributions on a pro rata basis.

        The table below sets forth the historical subordination and incentive thresholds for each calendar quarter through the fourth quarter of 2012. The effective date of the Trust was April 1, 2010, meaning it has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010.

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

        Because the Subordination Period has ended, the foregoing table is provided solely for historical information. Beginning with the distribution relating to the first quarter of 2013, there will be no Subordination Threshold, Target Distribution or Incentive Threshold.

        Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners should be made at the highest marginal rate. Under Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty. This release is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by ECA Marcellus Trust I, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice. Nominees and brokers should withhold 35% of the distribution made to foreign partners during the taxable year ending December 31, 2012. Beginning January 1, 2013, nominees and brokers should withhold 39.6% of the distribution made to foreign partners.

        The Trust will make quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and reserves therefor, on or about 60 days following the completion of each quarter through (and including) the quarter ending March 31, 2030 (the "Termination Date"). The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010. The Trust will begin to liquidate on the Termination Date and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds therefrom will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a right of first refusal to purchase the remaining 50% of the royalty interests at the Termination Date. Because payments to the Trust will be generated by depleting assets and the Trust has a finite life with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent a return of the original investment in the Trust units.

        The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders, although the Trustee does not intend to make any such loans. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non interest bearing account.

        The Trust is responsible for paying all legal, accounting, tax advisory, engineering, printing costs and other administrative and out-of-pocket expenses incurred by or at the direction of the Trustee. The Trust is also responsible for paying other expenses, including the expenses of tax return and Schedule K-1 preparation and distribution, and expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to unitholders, independent auditor fees and registrar and transfer agent fees.

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

The Development Agreement

        In connection with the formation of the Trust, the Trust entered into a Development Agreement with ECA which obligated ECA to drill all of the PUD Wells no later than March 31, 2014. ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which were already producing and not subject to the Royalties) in order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells (the "Drilling Support Lien"). The original maximum amount of the Drilling Support Lien was $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount recovered was proportionately reduced and the completed PUD Wells were released from the lien. As of December 31, 2011, the Drilling Support Lien had been fully released.

        For purposes of ECA's drilling obligation, and subject to the following paragraph, ECA was credited with a full development well drilled if its working interest in the development well drilled was 100%. Where ECA's working interest in a development well drilled was less than 100%, ECA was credited with a portion of a development well in the proportion that its working interest in the development well bears to 100%. For example, if ECA's working interest in a development well drilled by ECA in connection with fulfilling its drilling obligation to the Trust was 50%, ECA was credited with one-half of a development well for purposes of satisfying its drilling obligation in the period the development well was drilled.

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

        ECA was obligated to bear all of the costs of drilling and completing the PUD Wells. ECA was required to complete and equip each development well that reasonably appeared to ECA to be capable of producing gas in quantities sufficient to pay completion, equipping and operating costs. ECA has drilled, completed and equipped each of the development wells.

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

        ECA markets the majority of its operated production and markets all of the gas produced from the Underlying Properties. ECA enters into gas sales arrangements with large aggregators of supply and these arrangements may be on a month-to-month basis or may be for a term of up to one year or longer. The natural gas is sold at a market price and any applicable post-production costs are deducted. The terms of the conveyances creating the Royalties do not permit ECA to charge any marketing fee when determining the proceeds upon which the royalty payments are calculated.

        All of the production from the Producing Wells and the PUD Wells is currently gathered by ECA's Greene County Gathering System. The Trust pays the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until ECA's drilling obligation was satisfied; however, ECA may increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other 3rd party charges. The Trust's cash available for distribution is reduced by ECA's deductions for these post-production services.

        ECA or its affiliates may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or Mcf, such costs may be deducted by the ultimate purchaser of the natural gas prior to payment being made to ECA or its affiliates for such production. At other times, ECA or its affiliates will make payments directly to the third parties providing such post-production services. In either instance, the Trust's cash available for distribution will be reduced by the costs paid by ECA for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalties are reduced accordingly.

        The post-production costs for the Trust's natural gas produced and sold averaged $0.73 and $0.69 per MMBtu for the periods ended December 31, 2012 and 2011, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. ECA is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        ECA has an agreement with Columbia Gas Transmission, LLC to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia Gas Transmission, LLC's filed tariff rate, which initially equated to $0.1996 per MMBtu at one hundred percent load factor. As a result of a filing by Columbia Gas Transmission, LLC with the Federal Energy Regulatory Commission (FERC Docket No. RP12-1021-000), the filed tariff rate was reduced to $0.1878 per MMBtu at one hundred percent load factor retroactively to January 1, 2012, and a refund is to be paid to its customers. The refund is expected to be received and allocated to customers during the second quarter of 2013 and the Trust will receive its proportionate share of such refund. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

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

Environmental Matters and Regulation

        The operations of the properties comprising the Underlying Properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

  •
  restrict the types, quantities and concentration of various substances that can be released into the environment in connection with natural gas production activities;

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

        ECA believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the Underlying Properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. ECA did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2011 and 2012 with respect to the Underlying Properties. Additionally, ECA has informed the Trust that ECA is not aware of any environmental issues or claims that will require material capital expenditures during 2013 with respect to the Underlying Properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

Description of the Trust Units

        Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis, subject to the subordination provisions during the Subordination Period, which ended with the distribution relating to the fourth quarter of 2012, as described elsewhere in this report. The Trust has 17,605,000 common units outstanding, consisting of 13,203,750 originally issued common units and 4,401,250 originally issued subordinated units that automatically converted to common units as of December 31, 2012.

Distributions and Income Computations

        Cash distributions to Trust unitholders are made from available funds of the Trust for each calendar quarter. Production payments due to the Trust with respect to any calendar quarter are accrued based on estimated production volumes attributable to the Trust properties during such quarter

(as measured at ECA metering systems) and market prices for such volumes. ECA makes a payment to the Trust equal to such accrued amounts within 30 days of the end of each such calendar quarter. After receipt of such payment, the Trustee determines for such calendar quarter the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust over the Trust's expenses for that quarter, reduced by any net increases to reserves. Any difference between the payment made by ECA to the Trust with respect to a calendar quarter and the actual cash production payments relative to the Trust properties received by ECA will be netted to or against future payments by ECA to the Trust.

        The amount of available funds for distribution each quarter is payable to the Trust unitholders of record on or about the 45th day following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. The Trust distributes available cash on or about the 60th day (or the next succeeding business day following such day if such day is not a business day) following such calendar quarter to each person who was a Trust unitholder of record on the quarterly record date.

        Unless otherwise advised by counsel or the IRS, the Trustee will treat the income and expenses of the Trust for each month as belonging to the Trust unitholders of record on the first business day of the month.

Transfer of Trust Units

        Trust unitholders may transfer their Trust units in accordance with the Trust Agreement. The Trustee does not require either the transferor or transferee to pay a service charge for any transfer of a Trust unit. The Trustee may require payment of any tax or other governmental charge imposed for a transfer. The Trustee may treat the owner of any Trust unit as shown by its records as the owner of the Trust unit. The Trustee will not be considered to know about any claim or demand on a Trust unit by any party except the record owner. A person who acquires a Trust unit after any quarterly record date will not be entitled to any distribution relating to that quarterly record date. Delaware law governs all matters affecting the title, ownership or transfer of Trust units.

Periodic Reports

        The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders a Schedule K-1 that Trust unitholders need to correctly report their share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports required to be filed under the Securities Exchange Act of 1934, as amended, and by the rules of the New York Stock Exchange.

        Each Trust unitholder and his representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust.

Liability of Trust Unitholders

        Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. No assurance can be given, however, that courts in jurisdictions outside of Delaware will give effect to such limitation.

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

  •
  making cash distributions to the unitholders;

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

        If a Trust liability is contingent or uncertain in amount or not yet currently due and payable, the Trustee may create a cash reserve to pay for the liability. If the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liability, the Trust may borrow funds required to pay the liabilities. The Trust may borrow the funds from any person, including the Trustee or its affiliates. The terms of such indebtedness, if funds were loaned by the entity serving as Trustee or Delaware Trustee, would be similar to the terms which such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and such entity shall be entitled to enforce its rights with respect to any such indebtedness as if it were not then serving as Trustee or Delaware Trustee. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

        The Trustee does not make business decisions affecting the assets of the Trust, and the Trustee's functions under the Trust Agreement are ministerial in nature. In discharging its duty to Trust unitholders, the Trustee may act in its discretion and will be liable to the Trust unitholders only for fraud, gross negligence or acts or omissions constituting bad faith. The Trustee will not be liable for any act or omission of its agents or employees unless the Trustee acted with fraud, in bad faith or with gross negligence in their selection and retention. The Trustee will be indemnified individually or as the Trustee for any liability or cost that it incurs in the administration of the Trust, except in cases of fraud, gross negligence or bad faith. The Trustee has a lien on the assets of the Trust as security for this indemnification and its compensation as Trustee.

Assets of the Trust

        The assets of the Trust consist of the Royalties, natural gas hedging contracts, the Administrative Services Agreement, the Development Agreement, and any cash and temporary investments being held for the payment of expenses and liabilities and for distribution to the Trust unitholders.

Liabilities of the Trust

        Because the Trust does not conduct an active business and the Trustee has little power to incur obligations, it is expected that the Trust will incur liabilities only for routine administrative expenses, such as the Trustee's fees and accounting, engineering, legal, tax advisory and other professional fees.

Fees and Expenses

        The Trust is responsible for paying all legal, accounting, tax advisory, engineering, printing and other administrative and out-of-pocket expenses incurred by or at the direction of the Trustee or the Delaware Trustee. The Trust is also responsible for paying expenses of tax returns and Schedule K-1 preparation and distribution, as well as expenses incurred as a result of its being a publicly traded entity, including costs associated with annual and quarterly reports to unitholders, independent auditor fees and registrar and transfer agent fees.

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

ECA's Right of First Refusal

        ECA has a right of first refusal to purchase the Perpetual Royalties at the Termination Date. This right of first refusal provides that the Trustee will use commercially reasonable efforts to retain a third-party advisor to market the Perpetual Royalties within 30 business days of the Termination Date. If the Trustee receives a bid from a proposed purchaser other than ECA, prior to selling all or part of the Perpetual Royalties, it will be required to give notice (the "Offer Notice") to ECA, identifying the proposed purchaser and setting forth the proposed sale price, payment terms and other material terms of the proposed sale. ECA would then have 30 days from receipt of the Offer Notice to elect, by notice to the Trustee, to purchase the subject properties offered for sale on the terms and conditions set forth in the Offer Notice. If ECA makes such election, the proposed purchaser would be entitled to receive reimbursement of its reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation. ECA and the trust would share equally the cost of reimbursement to the proposed purchaser.

        If ECA does not give notice within the 30-day period following the Offer Notice, the Trust may sell such properties to the identified purchaser on terms and conditions that are substantially the same as those previously set forth in such Offer Notice.

        If, after a reasonable marketing period, no bid is received on any or all of the Perpetual Royalties from any party other than ECA, then, as a condition to the sale, ECA shall obtain, at the Trust's expense, and deliver to the Trustee, a fairness opinion from a nationally-recognized valuation firm with expertise in fairness opinions stating that the proposed sale price to be paid by ECA to the trust for the properties is fair to the trust.

Federal Income Tax Considerations

        The Trust's federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to ECA and the Trust rendered in connection with the initial public offering of the Trust Units, in which counsel opined that at least 90% of the Trust's gross income will be qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Trust's prospectus ("the Prospectus") filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 in connection with the offering of its common units to the public (the "Federal Income Tax Considerations Section in the Prospectus"). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters are discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

        In particular, reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. The Producing Wells have been operational for less than three and a half years, and many of the PUD Wells have been operational for less than one year. Furthermore, the use of horizontal drilling methods on the Underlying Properties is a recent development in the Marcellus Shale, with ECA commencing the drilling of its first horizontal well in the Marcellus Shale in 2007. The lack of operational history for horizontal wells in the Marcellus Shale formation may also contribute to the inaccuracy of estimates of proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, including variances attributable to a lack of production history within the Marcellus Shale formation, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

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

        ECA has an agreement with Columbia Gas Transmission, LLC to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia Gas Transmission, LLC's filed tariff rate, which initially equated to $0.1996 per MMBtu at one hundred percent load factor. As a result of a filing by Columbia Gas Transmission, LLC with the Federal Energy Regulatory Commission (FERC Docket No. RP12-1021-000), the filed tariff rate was reduced to $0.1878 per MMBtu at a one hundred percent load factor retroactively to January 1, 2012, and a refund is to be paid to its customers. The refund is expected to be received and allocated to customers during the second quarter of 2013 and the Trust will receive its proportionate share of such refund. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

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

        The proceeds payable to the Trust from the Royalties are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates. The average decline rate for the eight PUD Wells for which ECA now has at least 24 months of production data was approximately 40.8% during the first year.

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

         The amount of cash available for distribution by the Trust will be reduced by the amount of post-production costs, applicable taxes associated with the Trust's interest, and Trust expenses.

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

  •
  Any third party post-production costs incurred in the future and associated with the Trust's interests will reduce cash received by or available for distribution, including any amounts paid by ECA for transportation on downstream interstate pipelines. Such post-production costs will include the costs to be incurred in connection with the agreement ECA has entered into with a third party to obtain firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day at the third party's filed tariff rate, which equates to $0.1996 per MMBtu at a one hundred percent load factor. The rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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

  •
  The Trust is also responsible for paying other expenses, including costs associated with annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees and registrar and transfer agent fees.

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

         ECA has entered into natural gas floor price contracts for the benefit of the Trust that cover only a portion of the estimated natural gas production attributable to the Royalties, and such hedging arrangements will terminate after March 31, 2014. The Trust's receipt of any payments due based on these natural gas hedging contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash available for distribution to the Trust unitholders.

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

        As of December 31, 2012, ECA held a total of 4,148,393 common units, of which 4,120,059 were previously subordinated units of the Trust that automatically converted on a one-for-one basis into common units at December 31, 2012. Private Investors held some or all of the 1,104,567 common units they held immediately after the Trust's initial public offering. All of the subordinated units automatically converted into common units at the end of the Subordination Period, which occurred on December 31, 2012. The Trust has granted registration rights to ECA and the Private Investors which would facilitate sales of common units by such holders. During 2011 ECA exercised one of its demand rights under the registration rights agreement in connection with a firm commitment underwritten offering by ECA of 2,525,000 common units. Pursuant to this agreement, during the quarter ended June 30, 2011, ECA sold 2,525,000 common units in a secondary public offering and an additional 181,175 common units pursuant to the overallotment option. Two of the Private Investors exercised the two remaining registration rights during 2012, and the Trust has filed registration statements on Forms S-3 and S-4 as a result of those demands, both of which have been declared effective. On March 14, 2013, ECA announced that its exchange offer for Depositary Units of Eastern American Natural Gas Trust ("NGT Depositary Units") had terminated at 11:59 p.m. on March 13, 2013, and that ECA had accepted all NGT Depositary Units that had been validly tendered in the offer and intended to accept additional NGT Depositary Units tendered for exchange through notices of guaranteed delivery. ECA announced that an aggregate of 948,750 NGT Depositary Units had been validly tendered for exchange and not withdrawn in the offer, including 107,450 NGT Depositary Units tendered for exchange through notices of guaranteed delivery. Assuming that the aggregate number exchanged is 948,750 NGT Depositary Units, and that the consideration ECA will deliver in the exchange offer includes approximately 136 Common Units per 100 NGT Depositary Units, ECA's beneficial ownership did or will decrease by approximately 1,290,300 Common Units to an aggregate of approximately 2,858,093 Common Units. Additional sales by ECA or the Private Investors, whether effected pursuant to the registration statements described above or otherwise, could have an adverse effect on the trading price of the common units.

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

  •
  ECA can sell its units without considering the effects such sale may have on common unit prices or on the Trust itself. Additionally, ECA can vote its Trust units in its sole discretion.

         The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

        The business and affairs of the Trust are administered by the Trustee. Voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, including Trust units held by ECA, at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public unitholders to remove or replace the Trustee without the cooperation of ECA (so long as it holds a significant percentage of total Trust units) or other holders of a substantial percentage of the outstanding Trust units.

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

        ECA is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin, Gulf Coast and Rocky Mountain regions in the United States and in New Zealand. ECA is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that ECA is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust's reliance on ECA to fulfill these numerous obligations, the value of the Royalties and its ultimate cash available for distribution will be highly dependent on ECA's performance. ECA is not a reporting company and does not file periodic reports with the SEC. Therefore, as a Trust unitholder, you do not have access to financial information of ECA.

        The ability of ECA to perform its obligations to the Trust will depend on ECA's future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas and oil, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of ECA.

        Due to uncertainty under the laws of Pennsylvania, there is a risk that the Royalties conveyed by ECA to the Trust would not be treated as real property interests, or interests in hydrocarbons in place or to be produced. As a result, the Royalties might be treated as unsecured claims of the Trust against ECA in the event of ECA's bankruptcy. The Royalty Interest Lien is intended to provide security to the Trust should the Royalties be subject to such a challenge. If the PDP Royalty Interest or the PUD Royalty Interest were determined not to be a real property interest owned by the Trust, the Trust's remedy would be to foreclose on the Trust's Royalty Interest Lien to cause the Trust to receive a volume of natural gas production from the Trust properties calculated in accordance with the provisions of the conveyances of the Royalties to the Trust. Foreclosure on the Royalty Interest Lien is exercisable only following a bankruptcy filing of ECA or its successor and based on an uncured payment default occurring under the conveyances of the Royalties to the Trust existing at the time of, or occurring after, such bankruptcy filing. The process of foreclosing to enforce the Royalty Interest Lien would be expensive and time-consuming; and the resulting delays and expenses could reduce Trust distributions substantially or eliminate them for an unpredictable period of time.

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

        The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for United States federal income tax purposes. At the inception of the Trust, ECA and the Trust received an opinion from tax counsel that the Trust would be treated as a partnership for United States federal income tax purposes. In order for the Trust to be treated as a partnership for United States federal income tax purposes, current law requires that 90% or more of our gross income for every taxable year consist of "qualifying income," as defined in Section 7704 of the Internal Revenue Code. The Trust may not meet this requirement or current law may change so as to cause, in either event, the Trust to be treated as a corporation for United States federal income tax purposes or otherwise subject the Trust to taxation as an entity. Although the Trust does not believe based upon its current activities that it is so treated, a change in current law could cause it to be treated as a corporation for United States federal income tax purposes or otherwise subject it to taxation as an entity. The Trust has not requested, and does not plan to request, a ruling from the Internal Revenue Service, which we referred to as the IRS, on this or any other tax matter affecting it.

        If the Trust was treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to pay state income tax. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to you would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of the Trust units.

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

        The Trust will be required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The current tax rate of 0.189% is currently scheduled to be reduced to 0.089% in 2013 and to be completely phased out in 2014. This schedule may be altered and the taxes left in place subject to the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to you and, therefore, negatively impact the value of an investment in the Trust units.

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

        Under current law for the taxable year ending December 31, 2012, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 35% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 15%. However, beginning January 1, 2013, the highest marginal United States federal income tax rate applicable to ordinary income and long-term capital gains of individuals increased to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

        The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 imposes a 3.8% Medicare tax on certain net investment income from a variety of sources earned by individuals for taxable years beginning after December 31, 2012. For these purposes, net investment income generally includes a Trust unitholder's allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. The tax will be imposed on the lesser of (i) the Trust unitholder's net income from all investments, or (ii) the amount by which the Trust unitholder's adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).

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

         If the IRS contests the United States federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted and the cost of any IRS contest will reduce the Trust's cash available for distribution to you.

        The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for United States federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust's counsel expressed in the Prospectus or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust's counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust's counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust's costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust's cash available for distribution.

         You will be required to pay taxes on your share of the Trust's income even if you do not receive any cash distributions from the Trust.

        Because the Trust unitholders will be treated as partners to whom the Trust will allocate taxable income which could be different in amount than the cash the Trust distributes, you will be required to pay any United States federal income taxes and, in some cases, state and local income taxes on your share of the Trust's taxable income even if you receive no cash distributions from the Trust. You may not receive cash distributions from the Trust equal to your share of the Trust's taxable income or even equal to the actual tax liability that result from that income.

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

         Tax-exempt entities and non-United States persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.

        Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-United States persons raises issues unique to them. For example, some of the Trust income allocated to organizations exempt from United States federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income which would be taxable to them. Distributions to non-United States persons may be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons may be required to file United States federal income tax returns and pay tax on their share of the Trust's taxable income.

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

        The United States federal income tax consequences of the ownership and disposition of Trust units will depend in part on the Trust's estimates of the relative fair market values, and the initial tax bases of the Trust's assets. Although the Trust may from time to time consult with professional appraisers regarding valuation matters, the Trust will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Trust unitholders might change, and Trust unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments. It also could affect the amount of gain from unitholders' sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to unitholders' tax returns without the benefit of additional deductions.

         The sale or exchange of 50% or more of the Trust's capital and profits interests during any twelve-month period will result in the termination of the Trust's partnership status for United States federal income tax purposes.

        The Trust will be considered to have technically terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12 month period will be counted only once. The Trust's termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has previously announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust's taxable year may also result in more than twelve months of the Trust's taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust's classification as a partnership for United States federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

         Certain United States federal income tax preferences currently available with respect to natural gas production may be eliminated as a result of future legislation.

        Among the changes contained in President Obama's Budget Proposal for Fiscal Year 2013 (the "2013 Budget") is the elimination of certain key United States federal income tax preferences relating to natural gas exploration and production. The 2013 Budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources effective in 2013. Specifically, the 2013 Budget proposes to repeal the deduction for percentage depletion with respect to oil and natural gas wells, including interests such as the Perpetual Royalty Interests, in which case only cost depletion would be available.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by ECA and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2012 the total gas reserves attributable to the Trust interests were 68.5 Bcf. ECA is currently the operator of all of the wells subject to the Royalties. As of January 1, 2013, ECA is no longer contractually obligated to the Trust to remain the operator of any of the wells subject to the Royalties. The reserves attributable to the Royalties include the reserves that are expected to be produced from the Marcellus Shale formation during the remaining portion of the 20-year period in which the Trust owns the royalty interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalties as of December 31, 2012. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalties.    The following table sets forth, certain estimated proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalties, as of December 31, 2012, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2012 through December 31, 2012, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded a price for natural gas of $2.88 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse ECA for the post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the royalty interest as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 26, 2012 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (Bcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	68.532	$146,124	$79,107

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

        Internal Controls.    Ryder Scott, the independent petroleum engineering consultant, estimated, in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC, all of the proved reserve information in this report. These reserves estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. These same industry wide applied techniques are used in determining our estimated reserve quantities. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineers' Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. ECA's internal control over its reserve reporting process is designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance. Internal reserve preparation is performed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager and finally the Chief Operating Officer. These individuals consult regularly with Ryder Scott during the reserve estimation process to review properties, assumptions, and any new data available. Additionally, ECA's senior management reviewed and approved all Ryder Scott reserve reports contained herein.

        ECA's reserves are estimated by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over six years of oil and gas industry experience in Reservoir Engineering. During that time, he has focused on reserves estimates and project economics.

        ECA's Chief Operating Officer is the primary technical person responsible for overseeing the reserve reporting process. This individual has a Bachelor of Science degree in Chemical Engineering with Masters of Petroleum Engineering coursework along with a Master of Business Administration degree. He has worked in drilling, completions, production, and reservoir engineering along with acquisitions during his career and is a member of the Society of Petroleum Engineers. He has over nine years of experience in reserve evaluation.

        Material Changes.    Since the December 31, 2011 reserve report, ECA completed nine additional PUD Wells which were included in proved developed reserves as of December 31, 2012. All PUD Wells have been drilled and completed and have been in production since late June 2012.

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

        ECA generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalties, without the consent of the Trust unitholders. In addition, ECA may, without the consent of the Trust unitholders, require the Trust to release royalty interests with an aggregate value to the Trust not to exceed $5.0 million during any 12-month period. These releases will be made only in connection with a sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such royalty interests. ECA operates all of the wells subject to the Royalties. As of January 1, 2013, ECA is no longer contractually obligated to the Trust to remain the operator of any of the wells subject to the Royalties. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. ECA has not identified for sale any of the Underlying Properties.

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

        ECA believes that its title to the Underlying Properties, and the Trust's title to the Royalties, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalties. Prior to drilling a PUD Well, ECA obtained a preliminary title review to ensure there were no obvious defects in title to the well. The conveyance related to the PUD Royalty Interest obligated ECA to conduct a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells.

        It is unclear under Pennsylvania law whether the Royalties would be treated as real property interests. Nevertheless, ECA has recorded the conveyances of the Royalties in the real property records of Pennsylvania in accordance with local recording acts. ECA also has granted to the Trust the Royalty Interest Lien to provide protection to the Trust, in the event of a bankruptcy of ECA, against the risk that the Royalties were not considered real property interests.

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

        The PUD Royalty Interest initially burdened 50% of all of the interests of ECA in the Marcellus Shale formation in the AMI. ECA's interests in the gas properties to which the PUD Wells relate consist of an average working interest of 100%. The conveyance related to the PUD Royalty Interest, however, provided that the proceeds from the PUD Wells would be calculated on the basis that the PUD Wells were only burdened by interests that in total would not exceed 12.5%. In the event that ECA's interest in any of the wells subject to the PUD Royalty Interest that are drilled is subject to burdens in excess of 12.5%, such burdens will be fully allocated against ECA's retained interest in such well, the net effect of which is that the Trust will receive payments with respect to the PUD Royalty Interest as if the burdens affecting the PUD Wells were in total 12.5% (proportionately reduced).

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

  •
  any taxes levied on the severance or production of the natural gas produced from the Producing Wells and any property taxes attributable to the natural gas production attributable to the Producing Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu of gas gathered until ECA fulfilled its drilling obligation, after which ECA may increase the Post-Production Service Fee to the extent it is necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

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

  •
  any taxes levied on the severance or production of the natural gas produced from the PUD Wells and any property taxes attributable to the gas produced from the PUD Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production charges on the Greene County Gathering System were limited to $0.52 per MMBtu of gas gathered until ECA has fulfilled its drilling obligation, after which ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

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

Royalty Interest Lien

        Under the laws of Pennsylvania, it is not clear that the Royalties conveyed by ECA to the Trust would be treated as real property interests. Therefore, ECA has granted to the Trust a lien (the "Royalty Interest Lien") to provide protection to the Trust, exercisable in the event of a bankruptcy of ECA, against the risk that the Royalties were not considered real property interests. More specifically, the Royalty Interest Lien is a lien in the Subject Interest and the Subject Gas, to the extent and only to the extent that such Subject Interest and Subject Gas pertains to Gas in, under and that may be produced, saved or sold from the Marcellus Shale formation from the wellbore of the Producing Wells and the PUD Wells, sufficient to cause the Trust to receive a volume of Trust Gas calculated in accordance with the provisions of the conveyances of the royalty interests.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." Prior to July 1, 2010, there was no established public trading market for the Trust units. The high and low closing sales prices per unit for each quarter in 2011 and 2012 were as follows:

Quarter	High	Low
2011
First Quarter (January 1 through March 31)	$32.75	$25.81
Second Quarter (April 1 through June 30)	$31.26	$23.60
Third Quarter (July 1 through September 30)	$28.28	$23.77
Fourth Quarter (October 1 through December 31)	$27.81	$23.54
2012
First Quarter (January 1 through March 31)	$26.69	$19.62
Second Quarter (April 1 through June 30)	$21.39	$16.12
Third Quarter (July 1 through September 30)	$22.11	$18.53
Fourth Quarter (October 1 through December 31)	$21.45	$15.27

        At December 31, 2012, the 17,605,000 units outstanding were held by 30 unitholders of record.

Distributions

        Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders, as described elsewhere in this report. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 45th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2011 and 2012, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
General and administrative	$602	$601	$344	$92	$1,639
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per common unit	$0.524	$0.631	$0.630	$0.594	$2.379
Distributable income per subordinated unit	$0.524	$0.631	$0.630	$0.594	$2.379
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
General and administrative	$533	$416	$80	$256	$1,285
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644

        Subsequent to year end, on or before February 28, 2013, a distribution of $0.682 per unit was paid to Trust common unitholders owning Trust common units as of February 19, 2013, excluding the holders of the 4,401,250 subordinated units that were converted to common units as of December 31, 2012.

        The Subordination Period terminated on December 31, 2012. Consequently, the fourth quarter of 2012 is the last quarter during which common unitholders will have the protection of the subordination provisions. At December 31, 2012, the 4,401,750 subordinated units converted to common units. As common units, such 4,401,750 units will be entitled to the same distributions as all other common units, and no common units will be entitled to any benefit formerly conferred upon them by the subordination provisions.

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2012.

Item 6.    Selected Financial Data.

        The following is a summary of net proceeds, distributable income, and distributable income per unit by quarter in 2010, 2011 and 2012 (all amounts in thousands except distributable income per unit):

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2010
Net proceeds	N/A	$5,566	$7,918	$9,188	$22,672
Distributable income	N/A	$4,789	$7,419	$8,809	$21,017
Distributable income per common unit	N/A	$0.272	$0.421	$0.500	$1.193
Distributable income per subordinated unit	N/A	$0.272	$0.421	$0.500	$1.193
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per common unit	$0.524	$0.631	$0.630	$0.594	$2.379
Distributable income per subordinated unit	$0.524	$0.631	$0.630	$0.594	$2.379
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this Form 10-K for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the Twelve months ended December 31, 2012 compared to Twelve months ended December 31, 2011

        Distributable income for the year ended December 31, 2012 decreased to $35.6 million from $41.9 million for the year ended December 31, 2011. Compared to the year ended December 31, 2011,

royalty income decreased $11.7 million, hedge proceeds increased $4.6 million, general and administrative expenses decreased $0.4 million and the Trustee released $0.5 million of cash reserves during the year ended December 31, 2012.

        Royalty income decreased from $34.8 million for the year ended December 31, 2011 to $23.2 million for the year ended December 31, 2012, a decrease of $11.7 million. This decrease was due to a decrease in the average realized price and an increase in post production costs, partially offset by an increase in production. The average price realized for the year ended December 31, 2012 declined $1.11 per Mcf to $3.33 per Mcf as compared to $4.44 for the year ended December 31, 2011. This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs and a decrease in the average hedged price. The average sales price, before the effects of hedges and post production costs, declined from $4.26 per Mcf for the year ended December 31, 2011 to $2.87 per Mcf for the year ended December 31, 2012. This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the current period to $2.78 per MMBtu compared to the year ended December 31, 2011 weighted average monthly closing NYMEX price of $4.02 per MMBtu.

        Post production costs, which consisted of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.75 per Mcf for the year ended December 31, 2012 as compared to an average of $0.71 per Mcf for the prior year's comparable period. Post production costs were higher than the previous year as a result of firm transportation charges on the Columbia Gas Transmission, LLC interstate pipeline system beginning in August 2011, resulting in an average $0.08 per Mcf increase in costs from the comparable period in 2011. This was partially offset by an average $0.04 per Mcf decline in the charge for electricity usage from the year ended December 31, 2011 to the current period.

        Production increased 11% from 9,813 MMcf for the year ended December 31, 2011 to 10,931 MMcf for the year ended December 31, 2012. The increased production was primarily a result of an increase in the number of wells online and producing during the year ended December 31, 2012, partially offset by natural production declines. A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of December 31, 2012, while there were a total of forty-five wells (14 PDP and 31PUD Wells (39.84 Equivalent PUD Wells)) online and producing as of December 31, 2011. The Trust experienced production curtailments during the current year as a result of facility delays while waiting for governmental permits, which were approved during the second quarter of 2012. The additional gathering systems and/or transportation pipelines were constructed and became operational in late June 2012, allowing increased volumes.

        Hedged volumes for the year ended December 31, 2012 totaled 4,917,000 MMBtu consisting of 1,365,000 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 3,552 ,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $5.50 per MMBtu for the hedged volume. For the year ended December 31, 2011, hedged volumes totaled 3,895,500 MMBtu consisting of 1,357,500 MMBtu covered by a fixed price swap at a price of $6.75 per MMBtu, 1,380,000 MMBtu covered by a fixed price swap at a price of $6.82 and 1,158,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $6.28 per MMBtu for the hedged volume. The average hedge price per MMBtu declined from $6.28 per MMBtu for the year ended December 31, 2011 to $5.51 per MMBtu for the year ended December 31, 2012 due to the expiration of the swap contracts and a larger floor position. Although there was a decrease in the average hedge price, proceeds received by the Trust for the year ended December 31, 2012 increased as a result of the decrease in the average NYMEX price as discussed previously and an increase in the volumes covered by the floor contracts.

        General and administrative expenses paid by the Trust were $1.3 million for the year ended December 31, 2012 as compared to $1.6 million for the year ended December 31, 2011. The decrease in expenses was primarily related to a decrease of $0.6 million in state franchise taxes paid, partially offset by a $0.3 million increase in professional fees for tax services during the year ended December 31, 2012.

        Since inception, the Trustee had established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. The Trustee released the cash reserve during the year ended December 31, 2012, but may re-establish the reserve at any time. This cash reserve reduced the Trust's distributable income for the period ended December 31, 2010 and increased distributable income for the year ended December 31, 2012.

        ECA completed its drilling obligation as of November 30, 2011. During the year ended December 31, 2012, nine PUD Wells (12.22 Equivalent PUD Wells) were turned online and producing. As of June 30, 2012, all forty PUD Wells (52.06 Equivalent PUD Wells) were online and producing.

For the Twelve months ended December 31, 2011 compared to the Period from Inception to December 31, 2010

        Distributable income for the year ended December 31, 2011 increased to $41.9 million from $21.0 million for the period ended December 31, 2010. Compared to the period ended December 31, 2010, royalty income increased $17.9 million, hedge proceeds increased $3.0 million, and general and administrative expenses increased $0.6 million. During the period ended December 31, 2010, incentive distributions of $0.1 million were received and the Trustee established a cash reserve of $0.5 million.

        Royalty income increased from $16.9 million for the period ended December 31, 2010 to $34.8 million for the year ended December 31, 2011, an increase of $17.9 million. This increase was due an increase in production, partially offset by a decrease in the average realized price and an increase in post production costs.

        The average price realized for the year ended December 31, 2011 declined $0.51 per Mcf to $4.44 per Mcf as compared to $4.95 per Mcf for the period ended December 31, 2010. This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs, and a decrease in the average hedged price. The average sales price, before the effects of hedges and post production costs, declined from $4.29 per Mcf for the period ended December 31, 2010 to $4.26 per Mcf for the year ended December 31, 2011. This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the year ended December 31, 2011 to $4.02 per MMBtu compared to the period ended December 31, 2010 weighted average monthly closing NYMEX price of $4.05 per MMBtu.

        Post production costs, which consisted of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.71 per Mcf for the year ended December 31, 2011 as compared to an average of $0.60 per Mcf for the period ended December 31, 2010. Post production costs were higher than the previous period as a result of firm transportation charges on the Columbia Gas Transmission, L.L.C. interstate pipeline system beginning in August 2011, resulting in an average $0.07 per Mcf increase in costs from the period ended December 31, 2010. There was also an average $0.04 per Mcf increase in the charge for electricity usage from the period ended December 31, 2010 to the year ended December 31, 2011.

        Production increased 114.1% from 4,583 MMcf for the period ended December 31, 2010 to 9,813 MMcf for the year ended December 31, 2011. The increased production was primarily the result of having three additional months of production in 2011 together with additional wells being brought online during the year ended December 31, 2011, partially offset by natural production declines. A total of forty-five wells (14 PDP and 31 PUD Wells (39.84 Equivalent PUD Wells)) were online and producing as of December 31, 2011, while there were a total of twenty wells (14 PDP and 6 PUD Wells (6.86 Equivalent PUD Wells)) online and producing as of December 31, 2010.

        Hedged volumes for the year ended December 31, 2011 totaled 3,895,500 MMBtu consisting of 1,357,500 MMBtu covered by a fixed price swap at a price of $6.75 per MMBtu, 1,380,000 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 1,158,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $6.28 per MMBtu for the hedged volume. For the period ended December 31, 2010, hedged volumes totaled 2,287,500 MMBtu consisting of 2,062,500 MMBtu covered by a fixed price swap at a price of $6.75 per MMBtu, and 225,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $6.58 per MMBtu for the hedged volume. The average hedge price per MMBtu declined from $6.58 per MMBtu for the period ended December 31, 2010 to $6.28 per MMBtu for the year ended December 31, 2011 primarily due to a larger floor position. Although there was a decrease in the average hedge price, proceeds received by the Trust for the year ended December 31, 2011 increased as a result of the decrease in the average NYMEX price as discussed previously and an increase in the volumes covered by the floor contracts.

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

        During the period ended December 31, 2010, the Trustee established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. This cash reserve reduced the Trust's distributable income for the period ended December 31, 2010, but had no effect on distributable income for the year ended December 31, 2011.

        Because the Trust reached the incentive distribution threshold amount to be paid on all trust units for the quarter ended June 30, 2010, ECA received $58,688 (half of the amount in excess of the threshold) as an incentive distribution, and an additional $58,688 (the other half of the amount in excess of the threshold) as reimbursement for accrued interest on the floor contract premiums.

Overview

        The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee. The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalties, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalties after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalties and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalties relate. The Trust derives all or substantially all of its income and cash flows from the Royalties, which in turn are subject to the hedge contracts, described in Part I, Item 1. The Trust is treated as a partnership for federal income tax purposes.

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT Common Units on December 31, 2012. The last cash distribution supported by the ECT Subordinated Units will be the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which the ECA Trustee expects to be paid on or before February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all ECT trust units will share in all cash distributions on a pro rata basis. As of December 31, 2012 the Trust owns Royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production.

        The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. Approximately 50% of the estimated natural gas production attributable to the royalty interests has been hedged through March 31, 2014.

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalties are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests, and the Trust's cash available for distribution will include any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about 60 days following the completion of each quarter. The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010. The Trust will terminate in 2030.

        The amount of Trust revenues and cash distributions to Trust unitholders will depend on, among other things:

  •
  natural gas prices received;

  •
  the volume and Btu rating of natural gas produced and sold;

  •
  post-production costs and any applicable taxes;

  •
  administrative expenses of the Trust including expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses; and

  •
  the effects of the hedging arrangements, and the expiration of the hedging arrangements.

        The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. In order to provide support for cash distributions on the common units for a limited period of time, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold. However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions, and the benefits of the subordination provision to the holders of common units, terminated upon the expiration of the Subordination Period.

        ECA incurred costs of approximately $5.0 million for floor price contracts transferred to the Trust. ECA was entitled to reimbursement for these expenditures plus interest accrued at 10% per annum only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This reimbursement was to be deducted, over time, from the 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders. As of December 31, 2012, interest on this approximately $5.0 million had accumulated to $1.3 million. However, because ECA's right to receive incentive distributions terminated on December 31, 2012, the Reimbursement Amount will never become payable. Accordingly, the Trust wrote-off the floor premium payable of approximately $5.0 million directly to Trust Corpus during the year ended December 31, 2012.

        The subordinated units automatically converted to common units on a one-for-one basis and ECA's right to receive incentive distributions and to recoup the Reimbursement Amount terminated on December 31, 2012. Because the Subordination Period terminated on December 31, 2012, the fourth quarter of 2012 is the last quarter that the common unitholders were eligible to receive a distribution in the amount of the Subordination Threshold. The table below sets forth the Target Distributions and Subordination and Incentive Thresholds for each quarter through the fourth quarter of 2012.

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

Recent Developments

Liquidity and Capital Resources

        The Trust has no source of liquidity or capital resources other than cash flows from the Royalties. Other than Trust administrative expenses, including any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders, including, if applicable, expense reimbursements to ECA. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalties and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2012 is provided in the following table (in thousands):

	Payments Due by Year
	2013	2014	2015	2016	2017	Thereafter	Total
Administrative services fee	$60.0	$60.0	$60.0	$60.0	$60.0	$660.0	$960.0
Trustee administrative fee	150.0	150.0	150.0	150.0	150.0	1,650.0	2,400.0
Delaware trustee fee	2.5	2.5	2.5	2.5	2.5	27.5	40.0

	$212.5	$212.5	$212.5	$212.5	$212.5	$2,337.5	$3,400.0

        Pursuant to the terms of the Administrative Services Agreement with ECA, the Trust is obligated to pay ECA an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalties to be performed by ECA on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an administrative fee of $150,000 per year until January 1, 2016, after which date the fee will be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/- 3% in any one year. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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

        None applicable.

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

        Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the royalty interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional unitholders' additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are reflected net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves and such undiscounted future net revenues exceed the net royalty interest in gas properties at December 31, 2012. The Trust will be required to write down assets to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties has been recognized since inception of the Trust. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

        Current hedge contracts consist of natural gas derivative floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from January 1, 2013 through March 31, 2014. The floor price under the hedging contracts, which expire in the first quarter of 2014, is $5.00 per MMBtu.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2012 and 2011, and the related statements of distributable income and trust corpus for the years ended December 31, 2012 and 2011 and the period from inception (March 19, 2010) to December 31, 2010. These financial statements are the responsibility of the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3, the financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECA Marcellus Trust I as of December 31, 2012 and 2011 and its distributable income for the years ended December 31, 2012 and 2011 and the period from inception (March 19, 2010) to December 31, 2010,—in conformity with the basis of accounting described in Note 3.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trustee of ECA Marcellus Trust I is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with a modified cash basis of accounting, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, ECA Marcellus Trust I maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2012 and 2011, and the related statements of distributable income and trust corpus for the years ended December 31, 2012 and 2011 and the period from inception (March 19, 2010) to December 31, 2010, and our report dated March 15, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 15, 2013

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2012	2011
ASSETS:
Cash	$1,955,202	$985,425
Royalty income receivable	7,081,475	7,740,789
Hedge proceeds receivable	—	2,256,803
Floor price contracts	2,786,520	4,349,400
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(87,947,444)	(47,156,412)

Net royalty interest in gas properties	264,152,556	304,943,588

Total Assets	$275,975,753	$320,276,005

LIABILITIES AND TRUST CORPUS:
Liabilities:
Floor premiums payable	$—	$4,957,920
Distributions payable to unitholders	9,009,391	10,464,264

Total Liabilities	9,009,391	15,422,184
Trust corpus; 17,605,000 common units authorized, issued and outstanding	266,966,362	304,853,821

Total Liabilities and Trust Corpus	$275,975,753	$320,276,005

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Inception (March 19, 2010) to December 31, 2010
Royalty income	$23,150,405	$34,847,366	$16,925,157
Hedge proceeds	13,245,734	8,684,531	5,746,831

Net proceeds to Trust	$36,396,139	$43,531,897	$22,671,988
General and administrative expense	(1,284,906)	(1,638,768)	(1,038,388)
Interest income	950	947	409

Income available for distribution prior to cash reserves and incentive calculation	$35,112,183	$41,894,076	$21,634,009
Cash reserves released (withheld) by Trustee	500,000	—	(500,000)

Income available for distribution prior to incentive calculation	$35,612,183	$41,894,076	$21,134,009
Less:
Incentive distribution to ECA	—	—	58,688
Floor cost reimbursement to ECA as:
Premium	—	—	—
Interest	—	—	58,688

Distributable income available to unitholders	$35,612,183	$41,894,076	$21,016,633

Distributable income per common unit (13,203,750 common units authorized and outstanding during the period)	$2.482	$2.379	$1.193

Distributable income per subordinated unit (4,401,250 subordinated units authorized and outstanding during the period)	$0.644	$2.379	$1.193

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from Inception (March 19, 2010) to December 31, 2010
Trust Corpus, Beginning of Period	$304,853,821	$337,653,898	$10
Issuance of trust units	—	—	352,100,000
Cash reserves (released) withheld	(500,000)	—	500,000
Distributed to ECA	—	(10)	—
Distributable income	35,612,183	41,894,076	21,016,633
Distributions paid or payable to unitholders	(35,603,650)	(41,882,678)	(21,009,278)
Amortization of royalty interest in gas properties	(40,791,032)	(32,301,945)	(14,854,467)
Amortization of floor price contracts	(1,562,880)	(509,520)	(99,000)
Write-off of floor premiums payable	4,957,920	—	—

Trust Corpus, End of Period	$266,966,362	$304,853,821	$337,653,898

See notes to the financial statements.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

        ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America ("ECA") to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the "Producing Wells") and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the "PUD Wells") within the "Area of Mutual Interest," or "AMI", comprised of approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010. The total number of units the Trust is authorized to issue is 17,605,000 units, of which 13,203,750 are common units and 4,401,250 were subordinated units until their conversion to common units on December 31, 2012. The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and collectively with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells. As of the formation of the Trust, approximately 50% of the originally estimated natural gas production attributable to the Trust's Royalty Interests had been hedged with a combination of floors and swaps through March 31, 2014. The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts entered into between ECA and third parties. ECA was entitled to recoup the costs of establishing the floor price contracts only if and to the extent cash available for distribution by the Trust exceeded certain levels during the Subordination Period, which ended December 31, 2012.

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. ECA had granted to the Trust a lien (the "Drilling Support Lien") on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which were then producing and not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells. The amount obtained by the Trust pursuant to the Drilling Support Lien could not exceed $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount that could have been recovered was proportionately reduced and the drilled PUD Wells were released from the lien. ECA fulfilled its drilling obligation on November 30, 2011 and the Drilling Support Lien has been released.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement. Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA's drilling obligations has been released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the royalties are determined after deducting post-production costs and any applicable taxes associated

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

with the PDP and PUD Royalty Interests. The Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, in the event that electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter. The Trust will liquidate on or about March 31, 2030 (the "Termination Date"). The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010. The Trust will begin to liquidate on the Termination Date and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a first right of refusal to purchase the remaining 50% of the royalty interests at the Termination Date.

        In order to provide support for cash distributions on the common units, ECA had agreed during the Subordination Period to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold. However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions terminated upon the expiration of the Subordination Period.

        ECA incurred costs of approximately $5.0 million for floor price contracts that were transferred to the Trust. ECA was entitled to reimbursement for these expenditures plus interest accrued at 10% per annum ("Reimbursement Amount") only if and to the extent distributions to Trust unitholders would otherwise exceed the incentive threshold. This Reimbursement Amount was to be deducted, over time, from 50% of cash available for distribution in excess of the incentive thresholds otherwise payable to the Trust unitholders.

        ECA completed its drilling obligation to the Trust during the fourth quarter of 2011. Consequently, the subordinated units automatically converted into common units on a one-for-one basis and ECA's right to receive incentive distributions and to recoup the Reimbursement Amount terminated on December 31, 2012. Accordingly, except for the $58,688 paid during 2010, ECA will not be partially or fully reimbursed for its expenses relating to the floor price contracts transferred to the Trust or the interest accrued thereon. Further, as the subordinated units have converted to common units on December 31, 2012, holders of common units will no longer have any right to the benefits of the subordination provisions that had been in effect with respect to the Subordinated Units. The period during which the subordinated units were outstanding is referred to as the "Subordination Period."

        The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. as Trustee. Although ECA operates all of the Producing Wells and all of the PUD Wells, ECA has no ability to manage or influence the management of the Trust. Neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on or relating to the properties to which the Royalties relate.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the periods ended December 31, 2012, 2011 and 2010 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

Financial Statements of Royalty Trusts. Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the royalty interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

Cash:

        Cash may include highly liquid instruments with maturities at the time of acquisition of three months or less.

Use of Estimates in the Preparation of Financial Statements:

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Expenses:

        The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and election of the unitholders. Thus, the Statements of Distributable Income show Income available for distribution before application of those unitholders' additional expenses, if any, for depletion, interest income and expense, and income taxes.

        The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are recognized when paid.

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves and such undiscounted future net revenues exceed the net royalty interest in gas properties at December 31, 2012. The Trust will then provide a write-down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

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

Accrued Interest Payable:

        Accrued interest payable to ECA by the Trust was calculated at 10% per annum on the outstanding balance of the floor contract premiums payable, but not recorded by the Trust unless paid. As of December 31, 2012, the amount of interest associated with the floor premiums had accumulated to approximately $1.3 million. Because ECA's right to receive incentive distributions terminated on December 31, 2012, such interest will not be paid.

NOTE 4. Commodity Hedges

        The Trust is exposed to risk fluctuations in energy prices in the normal course of operations. ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties. The volumes covered by these agreements equate to approximately 50% of the estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014. The Trust uses the cash method to account for commodity contracts. Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs. Hedge proceeds realized for the years ended December 31, 2012 and 2011 and the period ended December 31, 2010 totaled $13,245,734, $8,684,531 and $5,746,831, respectively. The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Administrative Services Fee:

        The Trust has an Administrative Services Agreement with ECA that obligates the Trust to pay ECA each quarter an administrative services fee for accounting, bookkeeping and informational services to be performed by ECA on behalf of the Trust relating to the Royalties. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, ECA and the Trustee each may terminate the Administrative Services Agreement at any time following delivery of notice no less than 90 days prior to the date of termination.

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

        In May 2012, ECA sold 443,723 of its original subordinated Trust units in a private transaction, of which 162,352 units were repurchased in December 2012. In October 2012, ECA exchanged 152,624 common units as part of a property acquisition. As of December 31, 2012, ECA held a total of 4,148,393 common units, of which 4,120,059 were subordinated units that converted into common units at such date.

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

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from inception of the Trust to December 31, 2012:

Natural Gas (Mmcf)
Proved reserves:
Balance at inception	108,640

Revisions of previous estimates	(1,608)
Production	(4,583)

Balance at December 31, 2010	102,449

Revisions of previous estimates	(10,918)
Production	(9,813)

Balance at December 31, 2011	81,718

Revisions of previous estimates	(2,255)
Production	(10,931)

Balance at December 31, 2012	68,532

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

	2012	2011	2010
Future cash inflows	$197,648	$355,195	$475,909
Future production taxes	—	—	—
Future production costs	(51,524)	(61,655)	(54,872)

Future net cash flows before discount	146,124	293,540	421,037
10% discount to present value	(67,017)	(128,015)	(189,795)

Standardized measure of discounted future net cash flows(1)	$79,107	$165,525	$231,242

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from inception to December 31, 2012 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, Inception	$205,875
Net proceeds to the Trust	(22,672)
Revisions of previous estimates	(3,629)
Accretion of discount	20,587
Net change in price and production cost	37,682
Other	(6,601)

Standardized measure, December 31, 2010	$231,242
Net proceeds to the Trust	(43,532)
Revisions of previous estimates	(22,117)
Accretion of discount	23,124
Net change in price and production cost	(21,454)
Other	(1,738)

Standardized measure, December 31, 2011	$165,525
Net proceeds to the Trust	(36,396)
Revisions of previous estimates	(2,602)
Accretion of discount	16,553
Net change in price and production cost	(61,674)
Other	(2,299)

Standardized measure, December 31, 2012	$79,107

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2012. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 59.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2012, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2012.

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

Item 11.    Executive Compensation.

        During the periods ended December 31, 2010, 2011 and 2012, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from filings with the SEC on Schedule 13D and/or Schedule13G and on information from ECA.

Beneficial Owner	Trust Common Units Beneficially Owned		Percent of Class
Energy Corporation of America	4,148,393	(1)	23.6	(1)

(1)
On March 14, 2013, ECA announced that its exchange offer for Depositary Units of Eastern American Natural Gas Trust had terminated at 11:59 p.m. on March 13, 2013, and that ECA had accepted all NGT Depositary Units that had been validly tendered in the offer and intended to accept additional NGT Depositary Units tendered for exchange through notices of guaranteed delivery. ECA announced that an aggregate of 948,750 NGT Depositary Units had been validly tendered for exchange and not withdrawn in the offer, including 107,450 NGT Depositary Units tendered for exchange through notices of guaranteed delivery. Assuming that the aggregate number exchanged is 948,750 NGT Depositary Units, and that the consideration ECA will deliver in the exchange offer includes approximately 136 Common Units per 100 NGT Depositary Units, ECA's beneficial ownership did or will decrease by approximately 1,290,300 Common Units to an aggregate of approximately 2,858,093 Common Units.

        As described elsewhere in this report, 4,120,059 of the Common Units held by Energy Corporation of America at December 31, 2012, had been Subordinated Units in the Trust. The 4,120,059 Subordinated Units held by Energy Corporation of America, which constituted 23% of the total number of Trust units, converted to common units on December 31, 2012.

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

Administrative Services

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to ECA. General and administrative expenses in the Trust's statements of distributable income for the years ending December 31, 2012 and 2011 include $60,000 in administrative fees for each year. ECA elected to waive its $15,000 Administrative Services Fee for the quarter ended June 30, 2010.

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

Trustee Administration Fee

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust's statements of distributable income for the twelve months ending December 31, 2012 included administrative fees of $150,000 which represented fees for the fourth quarter of 2011 and the first three quarters of 2012. The Trustee fee for the quarter ended December 31, 2012 will not be paid to the Trustee until January 2013. General and administrative expenses for the inception to date period ended December 31, 2010 included $37,500 for quarterly administrative fees paid to the Trustee. The Trustee elected to waive its $37,500 Trustee Administrative Fee for the quarter ended June 30, 2010 and the $37,500 Trustee Administrative Fee for the quarter ended December 31, 2010 was not paid to the Trustee until January 2011.

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

        ECA, John Mork and certain of his affiliates had the right to require the Trust to file no more than three registration statements in aggregate. ECA exercised its right to demand registration of an offering in early 2011. During the fourth quarter of 2012, John Mork and Julie Mork each exercised a right to demand registration in connection with offers to sell or exchange ECT common units. The Trust filed the registration statements as required, and consequently will not be required to effect additional registrations under the registration rights agreement.

        In connection with the preparation and filing of any registration statement, ECA has borne and will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.

Director Independence

        The Trust does not have a board of directors.

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2013. During fiscal 2012, 2011 and 2010, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2012, 2011 and 2010 by Ernst & Young LLP:

	2012	2011	2010
Audit fees(1)	$125,000	$105,000	$125,000
Audit-related fees		—	—
Tax fees	220,860	150,000	150,000
All other fees		—	—

Total fees	$345,860	$255,000	$275,000

(1)
Fees for audit services included fees for the reviews of the Trust's quarterly financial statements.

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

March 15, 2013

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

December 26, 2012

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue, Suite 500
Austin, Texas 78701
Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2012. The Trust was formed by Energy Corporation of America (ECA) to own royalty interests in natural gas properties owned and operated by ECA in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on December 26, 2012 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations. The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2012.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2012,are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

 SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2012

Total Proved Producing
Net Remaining Reserves
Gas—MMCF	68,532
Income Data
Future Gross Revenue	$197,647,684
Deductions	51,524,102

Future Net Income (FNI)	$146,123,582
Discounted FNI @ 10%	$79,106,525

        All gas volumes are reported on an "as sold basis" expressed in millions of cubic feet (MMCF) at the official temperature and pressure bases of 60 degrees Fahrenheit and 14.73 psia.

        The estimates of the reserves, future production, and income attributable to properties in this report were prepared using the economic software package PHDWin Petroleum Economic Evaluation Software, a copyrighted program of TRC Consultants L.C. The program was used at the request of the Trust. Ryder Scott has found this program to be generally acceptable, but notes that certain summaries and calculations may vary due to rounding and may not exactly match the sum of the properties being summarized. Furthermore, one line economic summaries may vary slightly from the more detailed cash flow projections of the same properties, also due to rounding. The rounding differences are not material.

        The future gross revenue is normally presented after the deduction of production taxes but in the State of Pennsylvania, these are zero. Furthermore, the Trust owns only a royalty interest, and the deductions shown as "Other" deductions incorporate the Trust's share of post-production costs including gathering, compression, and transportation fees. The future net income is before the deduction of state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income. Gas reserves account for 100 percent of total future gross revenue from proved reserves.

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

Discount Rate Percent	Discounted Future Net Income As of December 31, 2012 Total Proved
5	$102,955,167
8	$87,201,347
12	$72,389,438
15	$64,232,541

        The results shown above are presented for your information and should not be construed as our estimate of fair market value.

Reserves Included in This Report

        The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission's Regulations Part 210.4-10(a). An abridged version of the SEC reserves definitions from 210.4-10(a) entitled "Petroleum Reserves Definitions" is included as an attachment to this report. The various proved reserve status categories are defined under the attachment entitled "Petroleum Reserves Status Definitions and Guidelines" in this report

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. The proved gas volumes presented herein do not include volumes of gas consumed in operations as reserves. At the request of ECA, the gas volumes included herein assume that any shrinkage attributable to gas consumed in operations is negligible.

        Reserves are "estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations." All reserve estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves, and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

        Proved oil and gas reserves are "those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward". The proved reserves included herein were estimated using deterministic methods. The SEC has defined reasonable certainty for proved reserves, when based on deterministic methods, as a "high degree of confidence that the quantities will be recovered."

        Proved reserve estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that "as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease." Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts.

        ECA's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to, matters relating to land tenure and leasing, the legal rights to produce hydrocarbons, production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax, and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes of proved reserves actually recovered and amounts of proved income actually received to differ significantly from the estimated quantities.

        The estimates of proved reserves presented herein were based upon a detailed study of the properties in which the Trust owns an interest; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liabilities to restore and clean up damages, if any, caused by past operating practices.

Estimates of Reserves

        The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by the Securities and Exchange Commission's Regulations Part 210.4-10(a). The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods; (2) volumetric-based methods; and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserve evaluators must select the method or combination of methods which in their professional judgment is most appropriate given the nature and amount of reliable geoscience and engineering data available at the time of the estimate, the established or anticipated performance characteristics of the reservoir being evaluated, and the stage of development or producing maturity of the property.

        In many cases, the analysis of the available geoscience and engineering data and the subsequent interpretation of this data may indicate a range of possible outcomes in an estimate, irrespective of the method selected by the evaluator. When a range in the quantity of reserves is identified, the evaluator must determine the uncertainty associated with the incremental quantities of the reserves. If the reserve quantities are estimated using the deterministic incremental approach, the uncertainty for each discrete incremental quantity of the reserves is addressed by the reserve category assigned by the evaluator. Therefore, it is the categorization of reserve quantities as proved, probable and/or possible that addresses the inherent uncertainty in the estimated quantities reported. For proved reserves, uncertainty is defined by the SEC as reasonable certainty wherein the "quantities actually recovered are much more likely than not to be achieved." The SEC states that "probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered." The SEC states that "possible reserves are those additional reserves that are less certain to be recovered than probable reserves and the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves." All quantities of reserves within the same reserve category must meet the SEC definitions as noted above.

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

        All of the proved reserves for the properties included herein were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis which utilized extrapolations of historical production and pressure data available through November 2012.The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

        To estimate economically recoverable proved oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data that cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be anticipated to be economically producible from a given date forward based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined. While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may increase or decrease from those underexisting economic conditions, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

        ECA has informed us that they have furnished us all of the material accounts, records, geological and engineering data, and reports and other data required for this investigation. In preparing our forecast of future proved production and income, we have relied upon data furnished by ECA with respect to property interests owned, production and well tests from examined wells, normal direct costs of operating the wells or leases, the Pennsylvania impact fee, other costs such as gathering and/or transportation fees, abandonment costs after salvage, product prices based on the SEC regulations, adjustments or differentials to product prices, and pressure measurements. Ryder Scott reviewed such factual data for its reasonableness; however, we have not conducted an independent verification of the data furnished by ECA. We consider the factual data used in this report appropriate and sufficient for the purpose of preparing the estimates of reserves and future net revenues herein.

        In summary, we consider the assumptions, data, methods and analytical procedures used in this report appropriate for the purpose hereof, and we have used all such methods and procedures that we consider necessary and appropriate to prepare the estimates of reserves herein. The proved reserves included herein were determined in conformance with the United States Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting; Final Rule, including all references to Regulation S-X and Regulation S-K, referred to herein collectively as the "SEC Regulations." In our opinion, the proved reserves presented in this report comply with the definitions, guidelines and disclosure requirements as required by the SEC regulations.

Future Production Rates

        Our forecasts of future production rates for the producing properties included herein are based on historical performance data and the established decline trend of each well. Future production rates may be more or less than estimated because of changes including, but not limited to, reservoir performance, operating conditions related to surface facilities, compression and artificial lift, pipeline capacity and/or operating conditions, producing market demand and/or allowables or other constraints set by regulatory bodies.

Hydrocarbon Prices

        The hydrocarbon prices used herein are based on SEC price parameters using the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period.

        ECA furnished us with the above mentioned average prices in effect on December 31, 2012. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark prices appropriate to the geographic area where the hydrocarbons are sold. These benchmark prices are prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report. In certain geographic areas, the price reference and benchmark prices may be defined by contractual arrangements.

        The product prices that were actually used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions and/or distance from market, referred to herein as "differentials." The differentials used in the preparation of this report were furnished to us by ECA. The differentials furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the data used by ECA to determine these differentials.

        In addition, the table below summarizes the net volume weighted benchmark prices adjusted for differentials and referred to herein as the "average realized prices."The average realized prices shown in the table below were determined from the total future gross revenue before production taxes and the total net reserves for the geographic area and presented in accordance with SEC disclosure requirements for each of the geographic areas included in the report.

Geographic Area	Product	Price Reference	Average Benchmark Prices	Average Realized Prices
North America
United States	Gas	Henry Hub	$2.76/MMBTU	$2.88/MCF

        The effects of derivative instruments designated as price hedges of oil and gas quantities are not reflected in our individual property evaluations

Costs

        Operating costs for the leases and wells in this report were furnished by ECA. They are based on the operating expense reports of ECA and include only those costs directly applicable to the leases or wells. For operated properties, the operating costs include an appropriate level of corporate general administrative and overhead costs. Post-production costs, including gathering, compression, and transportation fees, are shown as "Other" deductions. The costs furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the operating cost data used by ECA. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells. All costs were held constant throughout the life of the properties. It should be noted that the Trust only owns a royalty interest in the subject wells and is only burdened by its share of the previously mentioned post-production costs. The operating expenses supplied by ECA were used only to determine the economic life of each property. It should also be noted that the resulting economic life of each property extended beyond the April 1, 2030 reversion date of the Trust.

Standards of Independence and Professional Qualification

        Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. Ryder Scott is employee-owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. We have over eighty engineers and geoscientists on our permanent staff. By virtue of the size of our firm and the large number of clients for which we provide services, no single client or job represents a material portion of our annual revenue. We do not serve as officers or directors of any privately-owned or publicly-traded oil and gas company and are separate and independent from the operating and investment decision-making process of our clients. This allows us to bring the highest level of independence and objectivity to each engagement for our services.

        Ryder Scott actively participates in industry-related professional societies and organizes an annual public forum focused on the subject of reserves evaluations and SEC regulations. Many of our staff have authored or co-authored technical papers on the subject of reserves related topics. We encourage our staff to maintain and enhance their professional skills by actively participating in ongoing continuing education.

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

        We are independent petroleum engineers with respect to the Trust or ECA. Neither we nor any of our employees have any interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

        The results of this study, presented herein, are based on technical analysis conducted by teams of geoscientists and engineers from Ryder Scott. The professional qualifications of the undersigned, the technical person primarily responsible for overseeing the evaluation of the reserves information discussed in this report, are included as an attachment to this letter.

Terms of Usage

        The results of our third party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by the Trust.

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2012 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

        We have provided the Trust with a digital version of the original signed copy of this report letter. In the event there are any differences between the digital version included in filings made by the Trust and the original signed report letter, the original signed report letter shall control and supersede the digital version.

        The data and work products used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

Very truly yours,
RYDER SCOTT COMPANY, L.P.
/s/ STEPHEN E. GARDNER Stephen E. Gardner, P.E. Colorado License No. 44720 Vice President

Professional Qualifications of Primary Technical Person

        The conclusions presented in this report are the result of technical analysis conducted by teams of geoscientists and engineers from Ryder Scott Company, L.P. Mr. Stephen E. Gardner is the primary technical person responsible for the estimate of the reserves, future production and income.

        Mr. Gardner, an employee of Ryder Scott Company L.P. (Ryder Scott) since 2006, is a Vice President responsible for ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. For more information regarding Mr. Gardner's geographic and job specific experience, please refer to the Ryder Scott Company website at www.ryderscott.com/Experience/Employees.

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2012 continuing education hours, Mr. Gardner attended a six hour conference relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. In May 2012, Mr. Gardner attended the DUO Conference in Denver, Colorado which focused on developed and emerging unconventional oil plays and on current issues in energy. In addition, Mr. Gardner attended an SPEE luncheon regarding valuation metrics in the Bakken play and Permian Basin. Finally, Mr. Gardner completed several days of informal study that included such topics as SPEE Monograph 3, utilization of economics evaluation softwares, and principles of waterflooding.

        Based on his educational background, professional training and more than seven years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).
3.2		—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.1	(1)	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.2	(1)	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.3	(1)	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein.
10.4	(1)	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.5	(1)	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation.
10.6	(1)	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.7	(1)	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.8	(1)	—	Development Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.9	(1)	—	Swap Agreement, dated July 7, 2010, between Energy Corporation of America and ECA Marcellus Trust I.
10.10	(1)	—	Drilling Support Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.11	(1)	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.12	(1)	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.
10.13		—	Underwriting Agreement dated as of July 1, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800).
10.14		—	Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1to the Trust's Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800).
23.1	*	—	Consent of Ernst & Young LLP
23.2	*	—	Consent of Ryder Scott Company, L.P.
31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		—	Report of Ryder Scott Company, L.P. dated December 26, 2012*

(1)
Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).

*
Filed herewith.