Form 10-Q
period 2013-03-31
ECA Marcellus Trust I
filed 2013-05-10
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of May 9, 2013, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	March 31, 2013	December 31, 2012
ASSETS:
Cash	$1,912,961	$1,955,202
Royalty income receivable	5,921,007	7,081,475
Floor price contracts	2,172,720	2,786,520

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(96,325,406)	(87,947,444)
Net royalty interest in gas properties	255,774,594	264,152,556

Total Assets	$265,781,282	$275,975,753

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	7,802,249	9,009,391

Trust corpus; 17,605,000 common units authorized, issued and outstanding	257,979,033	266,966,362

Total Liabilities and Trust Corpus	$265,781,282	$275,975,753

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Royalty income	$5,921,007	$5,601,495
Hedge proceeds	2,321,745	3,621,876

Net proceeds to Trust	$8,242,752	$9,223,371

General and administrative expense	(440,505)	(532,507)
Interest income	2	218

Income available for distribution prior to cash reserves and incentive calculation	$7,802,249	$8,691,082

Cash reserves released by Trustee	—	500,000

Distributable income available to unitholders	$7,802,249	$9,191,082

Distributable income per common unit
(17,605,000 common units authorized and outstanding for 2013; 13,203,750 for 2012)	$0.443	$0.574
Distributable income per subordinated unit
(4,401,250 subordinated units authorized and outstanding for 2012)	$—	$0.366

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Trust Corpus, Beginning of Period	$266,966,362	$304,853,821
Cash reserves released	—	(500,000)
Distributable income	7,802,249	9,191,082
Distributions paid or payable to unitholders	(7,797,816)	(9,184,188)
Amortization of royalty interest in gas properties	(8,377,962)	(10,009,544)
Amortization of floor price contracts	(613,800)	(162,360)

Trust Corpus, End of Period	$257,979,033	$294,188,811

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprised of approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, of which 13,203,750 are common units and 4,401,250 were subordinated units until their conversion to common units on December 31, 2012. The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells. As of the formation of the Trust, approximately 50% of the originally estimated natural gas production attributable to the Trust’s Royalty Interests had been hedged with a combination of floors and swaps through March 31, 2014. The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts entered into between ECA and third parties.

ECA was obligated to drill all of the PUD Wells no later than March 31, 2014.  As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement.  Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA’s drilling obligations has been released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the royalties are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”) payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, in the event that electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter.  The Trust is expected to liquidate on or about March 31, 2030 (the “Termination Date”). The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010. The Trust will begin to liquidate on the Termination Date and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a right of first refusal to purchase the remaining 50% of the royalty interests at the Termination Date.

In order to provide support for cash distributions on the common units, ECA had agreed during the Subordination Period to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold.  However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units.  In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter.  ECA’s right to receive the incentive distributions terminated upon the expiration of the Subordination Period.

ECA completed its drilling obligation to the Trust during the fourth quarter of 2011.  Consequently, the subordinated units automatically converted into common units on a one-for-one basis on December 31, 2012.  Holders of common units will no longer have any right to the benefits of the subordination provisions that had been in effect with respect to the Subordinated Units.  The period during which the subordinated units were outstanding is referred to as the “Subordination Period.”

The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. as Trustee. Although ECA operates all of the Producing Wells and all of the PUD Wells, ECA has no ability to manage or influence the management of the Trust.  Neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on the properties to which the Royalty Interests relate.

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2013 and 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. The December

31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revenue and Expenses:

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and election of the unitholders. Thus, the Statements of Distributable Income show Income available for distribution before application of those unitholders’ additional expenses, if any, for depletion, interest income and expense, and income taxes.

The Trust uses the accrual basis of accounting to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold.  Expenses are recognized when paid.

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification - Topic 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying

Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust uses the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs.  Hedge proceeds realized for the quarters ended March 31, 2013 and 2012 totaled $2,321,745 and $3,621,876, respectively.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Related Party Ownership:

In March 2013, ECA acquired 77,005 common Trust units from a private investor and exchanged 1,288,456 common Trust units as part of a registered exchange offer.  As of March 31, 2013, ECA held a total of 2,936,942 (approximately 16.7%) of the outstanding common units of the Trust.  Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust have filed a registration statement on Form S-3 pursuant to which ECA may publicly offer and sell such common units.  The registration statement was declared effective on February 8, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, include the private investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.

Results of Trust Operations

For the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Distributable income for the three months ended March 31, 2013 decreased to $7.8 million from $9.2 million for the three months ended March 31, 2012.  Compared to the quarter ended March 31, 2012, royalty income increased $0.3 million, hedge proceeds decreased $1.3 million and general and administrative expenses decreased $0.1 million.  During the three months ended March 31, 2012 the Trustee released $0.5 million of cash reserves; no reserves were withheld or released during the three months ended March 31, 2013.

Royalty income increased from $5.6 million for the three months ended March 31, 2012 to $5.9 million for the three months ended March 31, 2013, an increase of $0.3 million.  This increase was due to an increase in the average realized price, partially offset by an increase in post production costs and a decrease in production.

The average price realized for the three months ended March 31, 2013 increased $0.35 per Mcf to $3.79 per Mcf as compared to $3.44 per Mcf for the three months ended March 31, 2012.  This increase was the result of an increase in the average sales price for gas production, partially offset by an increase in post production costs and a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, increased from $2.82 per Mcf for the three months ended March 31, 2012 to $3.47 per Mcf for the three months ended March 31, 2013.  This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.34 per MMBtu compared to the quarter ended March 31, 2012 weighted average monthly closing NYMEX price of $2.73 per MMBtu.

Post production costs, which consisted of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.75 per Mcf for the quarter ended March 31, 2013 as compared to an average of $0.73 per Mcf for the prior year’s comparable period.  Post production costs were higher than the previous quarter as a result of a $0.021 per Mcf increase in the charge for electricity usage which was partially offset by a $0.006 decrease in firm transportation charges on the Columbia Gas Transmission, LLC interstate pipeline system,from the quarter ended March 31, 2012 to the current quarter.

Production decreased 19% from 2,682 MMcf for the three months ended March 31, 2012 to 2,174 MMcf for the three months ended March 31, 2013. The decreased production was primarily a result of natural production declines, partially offset by an increase in the number of wells online and producing during the quarter ended March 31, 2013.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of March 31, 2013, while there were a total of forty-eight wells (14 PDP and 34 PUD Wells (43.85 Equivalent PUD Wells)) online and producing as of March 31, 2012.  The Trust experienced production curtailments during the previous period as a result of facility delays while waiting for governmental permits, which were approved during the second quarter of 2012.  The additional gathering systems and/or transportation pipelines were constructed and became operational in late June 2012, allowing increased volumes.

Hedged volumes for the quarter ended March 31, 2013 totaled 1,395,000 MMBtu covered by a $5.00 per MMBtu floor price contract.  For the quarter ended March 31, 2012, hedged volumes totaled 1,051,500 MMBtu consisting of 682,500 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 369,000 MMBtu covered by a $5.00 per Dth floor price contract resulting in an average hedge price of approximately $6.18 per MMBtu for the hedged volume.  The average hedge price per MMBtu declined from $6.18 per MMBtu for the quarter ended March 31, 2012 to $5.00 per MMBtu for the quarter ended March 31, 2013 due to the expiration of the swap contracts.  Although there was an increase in volumes covered by hedge contracts, proceeds received by the Trust for the quarter ended March 31, 2013 of $2.3 million, as compared to $3.6 million for the quarter ended March 31, 2012 decreased as a result of the decrease in hedge price and the increase in the average NYMEX price as discussed previously.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

For the quarter ended March 31, 2013, the distribution available to all Trust unitholders was $7,802,249, or $0.443 per unit.  For the quarter ended March 31, 2012, because the Subordination Threshold for the quarter was $0.574, common unitholders were entitled to a distribution of $0.574 per unit with the subordinated unitholders entitled to a distribution of the remainder at $0.366 per unit.  The table below shows the effect of the subordination threshold on the distribution for the quarter ended March 31, 2012:

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

The Subordination Period terminated on December 31, 2012.  Consequently, the fourth quarter of 2012 was the last quarter during which common unitholders had the protection of the subordination provisions.  Upon termination of the Subordination Period, the 4,401,750 subordinated units converted to common units.  As common units, such 4,401,750 units are now entitled to the same distributions as all other common units, and no common units will be entitiled to any benefit formerly conferred upon them by the subordination provisions.

General and administrative expenses paid by the Trust were $0.4 million for the three months ended March 31, 2013 as compared to $0.5 million for the three months ended March 31, 2012.  The decrease in expenses was primarily related to a decrease of $0.1 million in professional tax service fees paid.

Prior to 2012, the Trustee had established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due.  The Trustee released the cash reserve during the three months ended March 31, 2012, but may re-establish the reserve at any time.  The release of the cash reserve increased distributable income for the three months ended March 31, 2012.

ECA completed its drilling obligation as of November 30, 2011.  As of March 31, 2013, all forty PUD Wells (52.06 Equivalent PUD Wells) were online and producing.

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

•                  competition in the energy industry;

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of ECA and the Trust, including those referred to in Item 1A under the caption “Risk

Factors.” All subsequent written and oral forward-looking statements attributable to ECA or the Trust or persons acting on behalf of ECA or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee.  The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the Royalty Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate.  The Trust derives all or substantially all of its income and cash flows from the Royalty Interests, which in turn are subject to the hedge contracts described in Part I, Item 3. The Trust is treated as a partnership for federal and state income tax purposes.

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011.  This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT Common Units on December 31, 2012.  The last cash distribution supported by the ECT Subordinated Units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013.  Beginning with the cash distribution payable with respect to the first quarter of 2013, all ECT trust units will share in all cash distributions on a pro rata basis.  As of March 31, 2013 the Trust owns royalties in the 14 Producing Wells and the forty development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production.

The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The royalty interest in the Producing Wells entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.  Approximately 50% of the estimated natural gas production attributable to the Royalty Interests has been hedged through March 31, 2014.

ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalties is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution will include any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about 60 days following the completion of each quarter.  The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010.  The Trust is expected to terminate in 2030.

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

The amount of the quarterly distributions will fluctuate from quarter to quarter, depending on the proceeds received by the Trust, among other factors.  There is no minimum required distribution.  In order to provide support for cash distributions on the common units for a limited period of time, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold.  However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA’s right to receive the incentive distributions, and the benefits of the subordination provision to the holders of common units, terminated upon the expiration of the Subordination Period.

The Subordinated Units automatically converted into common units on a one-for-one basis and ECA’s right to receive incentive distributions terminated on December 31, 2012.  Because the Subordination Period terminated on December 31, 2012, the fourth quarter of 2012 was the last quarter that the common unitholders were eligible to receive a distribution in the amount of the Subordination Threshold.  The table below sets forth the Target Distributions and the Subordination and Incentive Thresholds for each quarter through the fourth quarter of 2012.

The effective date of the Trust was April 1, 2010, meaning the Trust has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010.

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

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than cash flows from the Royalty Interests. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to this report, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

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

Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the royalty interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those unitholders’ additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are reflected net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

Revenue and Expenses:

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and election of the unitholders. Thus, the Statements of Distributable Income show Income available for distribution before application of those unitholders’ additional expenses, if any, for depletion, interest income and expense, and income taxes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Hedge Contracts

The primary asset of and source of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in gas prices. Through March 31, 2014, however, the Royalties are subject to the hedge contracts described below, which are expected to reduce the Trust’s exposure to natural gas price volatility.

Current hedge contracts consist of natural gas derivative floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from April 1, 2013 through March 31, 2014. The floor price under the hedging contracts, which expire in the first quarter of 2014, is $5.00 per MMBtu.

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

The Trust’s counterparties under the natural gas floor price contracts are Wells Fargo Capital Finance Inc. and BP Energy Company. In the event that any of the counterparties to the natural gas hedging contracts default on their obligations to make payments to the Trust, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower natural gas prices. ECA has no continuing obligations with respect to the natural gas floor price contracts.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  No material change to such risk factors has occurred during the three months ended March 31, 2013.

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

Date: May 10, 2013

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

Equivalent PUD Well - is defined as a well that is drilled horizontally in the Marcellus formation for a lateral distance of 2,500 feet measured from the midpoint of the curve to the end of the lateral multiplied by the working interest held by ECA.  Wells with a horizontal lateral less than 2,500 feet count as fractional wells in proportion to the total lateral length divided by 2,500 feet.  Wells with a horizontal lateral greater than 2,500 feet (subject to a maximum of 3,500 feet) count as fractional wells in proportion to the total lateral length divided by 2,500 feet.

FASB ASC - means the Financial Accounting Standards Board Accounting Standards Codification.

Gas - means natural gas and all other gaseous hydrocarbons, excluding condensate, butane, and other liquid and liquefiable components that are actually removed from the Gas stream by separation, processing, or other means.

Incentive Threshold - means, for any particular quarter through the end of the Subordination Period, the amount shown in the column titled “Incentive Threshold” in the section titled “Overview” in Management’s Discussion and Analysis in this report.  In exchange for agreeing to subordinate the 4,401,250 Trust units it originally acquired, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA’s right to receive the incentive distributions terminated upon the expiration of the Subordination Period.

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

SEC - means the United States Securities and Exchange Commission.

Subject Gas - means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.

Subordination Period- means the period during which 4,401,250 of the Trust units originally acquired by ECA were subject to the subordination provisions described herein.  Because ECA met its drilling obligation to the Trust on November 30, 2011, the Subordination Period expired on December 31, 2012.

Subordination Threshold means, for any particular quarter (through the Subordination Period), the amount shown in the column titled “Subordination Threshold” in the section titled “Overview” in Management’s Discussion and Analysis in this report.  In order to provide support for cash distributions on the common units, ECA had agreed to subordinate the 4,401,250 Trust units it acquired, which constituted 25% of the outstanding Trust units. While the subordinated units were entitled to receive pro rata distributions from the Trust if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution to be made with respect to the subordinated units was reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

Working Interest - The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.