Form 10-Q
period 2013-06-30
ECA Marcellus Trust I
filed 2013-08-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of August 9, 2013, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	June 30, 2013	December 31, 2012
ASSETS:
Cash	$1,023,951	$1,955,202
Royalty income receivable	7,407,502	7,081,475
Floor price contracts	1,565,520	2,786,520

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(104,150,318)	(87,947,444)
Net royalty interest in gas properties	247,949,682	264,152,556

Total Assets	$257,946,655	$275,975,753

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	8,396,500	9,009,391

Trust corpus; 17,605,000 common units authorized, issued and outstanding	249,550,155	266,966,362

Total Liabilities and Trust Corpus	$257,946,655	$275,975,753

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Royalty income	$13,328,509	$9,774,726	$7,407,502	$4,173,231
Hedge proceeds	3,574,785	8,198,824	1,253,040	4,576,948

Net proceeds to Trust	$16,903,294	$17,973,550	$8,660,542	$8,750,179

General and administrative expense	(704,547)	(948,409)	(264,042)	(415,902)
Interest income	2	424	—	206

Income available for distribution prior to cash reserves and incentive calculation	$16,198,749	$17,025,565	$8,396,500	$8,334,483

Cash reserves released by Trustee	—	500,000	—	—

Distributable income available to unitholders	$16,198,749	$17,525,565	$8,396,500	$8,334,483

Distributable income per common unit (17,605,000 common units authorized and outstanding for 2013; 13,203,750 for 2012)	$0.920	$1.176	$0.477	$0.602
Distributable income per subordinated unit (4,401,250 subordinated units authorized and outstanding for 2012)	$—	$0.454	$—	$0.088

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Trust Corpus, Beginning of Period	$266,966,362	$304,853,821
Cash reserves released	—	(500,000)
Distributable income	16,198,749	17,525,565
Distributions paid or payable to unitholders	(16,191,082)	(17,517,399)
Amortization of royalty interest in gas properties	(16,202,874)	(20,005,038)
Amortization of floor price contracts	(1,221,000)	(389,400)

Trust Corpus, End of Period	$249,550,155	$283,967,549

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprised of approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units.  Prior to December 31, 2012, 13,203,750 were common units and 4,401,250 were subordinated units. The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells. As of the formation of the Trust, approximately 50% of the originally estimated natural gas production attributable to the Trust’s Royalty Interests had been hedged with a combination of floors and swaps through March 31, 2014. The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts entered into between ECA and third parties.

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

ECA completed its drilling obligation to the Trust during the fourth quarter of 2011.  Consequently, the subordinated units automatically converted into common units on a one-for-one basis on December 31, 2012.  Holders of common units no longer have any right to the benefits of the subordination provisions that had been in effect with respect to the subordinated units.  The period during which the subordinated units were outstanding is referred to as the “Subordination Period.”

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months and six months ended June 30, 2013 and 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification - Topic 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying

Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, relate to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust uses the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs.  Hedge proceeds realized for the quarters ended June 30, 2013 and 2012 totaled $1,253,040 and $4,576,948, respectively.  Hedge proceeds realized for the six months ended June 30, 2013 and 2012 totaled $3,574,785 and $8,198,824, respectively.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Related Party Ownership:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust have filed a registration statement on Form S-3 pursuant to which ECA may publicly offer and sell common units.  The registration statement was declared effective on February 8, 2013.  As of June 30, 2013, ECA held a total of 2,824,917 (approximately 16.05%) of the outstanding common units of the Trust.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, include the private investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

Results of Trust Operations

For the Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Distributable income for the three months ended June 30, 2013 increased to $8.4 million from $8.3 million for the three months ended June 30, 2012.  Compared to the quarter ended June 30, 2012, royalty income increased $3.2 million, hedge proceeds decreased $3.3 million and general and administrative expenses decreased $0.2 million.

Royalty income increased from $4.2 million for the three months ended June 30, 2012 to $7.4 million for the three months ended June 30, 2013, an increase of $3.2 million.  This increase was due to an increase in the average realized price and a decrease in post production costs, partially offset by a decrease in production.

The average price realized for the three months ended June 30, 2013 increased $1.00 per Mcf to $4.27 per Mcf as compared to $3.27 per Mcf for the three months ended June 30, 2012.  This increase was the result of an increase in the average sales price for gas production and a decrease in post production costs, partially offset by a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, increased from $2.31 per Mcf for the three months ended June 30, 2012 to $4.25 per Mcf for the three months ended June 30, 2013.  This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $4.09 per MMBtu compared to the quarter ended June 30, 2012 weighted average monthly closing NYMEX price of $2.21 per MMBtu.

Post production costs, which consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines averaged $0.60 per Mcf for the quarter ended June 30, 2013 as compared to an average of $0.75 per Mcf for the prior year’s comparable period.

Post production costs were lower than last year’s comparable quarter primarily as a result of a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC (“TCO”).  Effective March 1, 2013, TCO’s filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at one hundred percent load factor.

Also, a one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013

Production decreased 24% from 2,679 MMcf for the three months ended June 30, 2012 to 2,029 MMcf for the three months ended June 30, 2013. The decreased production was primarily a result of natural production declines, partially offset by an increase in the number of wells online and producing during the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 as a result of six wells being turned online on or after May 1, 2012.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of June 30, 2012 and June 30, 2013.

Hedged volumes for the quarter ended June 30, 2013 totaled 1,380,000 MMBtu covered by a $5.00 per MMBtu floor price contract.  For the quarter ended June 30, 2012, hedged volumes totaled 1,198,500 MMBtu consisting of 682,500 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 516,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $6.04 per MMBtu for the hedged volume.  The average hedge price per MMBtu declined from $6.04 per MMBtu for the quarter ended June 30, 2012 to $5.00 per MMBtu for the quarter ended June 30, 2013 due to the expiration of the swap contracts.  Although there was an increase in volumes covered by hedge contracts, proceeds received by the Trust for the quarter ended June 30, 2013 of $1.3 million, as compared to $4.6 million for the quarter ended June 30, 2012 decreased as a result of the decrease in hedge price and the increase in the average NYMEX price as discussed previously.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

For the quarter ended June 30, 2013, the distribution available to all Trust unitholders was $8,396,500, or $0.477 per unit.  For the quarter ended June 30, 2012, because the Subordination Threshold for the quarter was $0.602, common unitholders were entitled to a distribution of $0.602 per unit with the subordinated unitholders entitled to a distribution of the remainder at $0.088 per unit.  The table below shows the effect of the subordination threshold on the distribution for the quarter ended June 30, 2012:

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

General and administrative expenses paid by the Trust were $0.3 million for the three months ended June 30, 2013 as compared to $0.4 million for the three months ended June 30, 2012.  The decrease in expenses was primarily related to a decrease of $0.1 million in Trustee fees paid due to the timing of invoices.  The Trustee’s fees for the quarter ended June 30, 2013 were not paid, and it is expected that fees for both the second and third quarters will be paid during the quarter ended September 30, 2013.

ECA completed its drilling obligation as of November 30, 2011.  As of June 30, 2013, all forty PUD Wells (52.06 Equivalent PUD Wells) were online and producing.

For the Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Distributable income for the six months ended June 30, 2013 decreased to $16.2 million from $17.5 million for the six months ended June 30, 2012.  Compared to the six months ended June 30, 2012, royalty income increased $3.5 million, hedge proceeds decreased $4.6 million and general and administrative expenses decreased $0.2 million.  During the six months ended June 30, 2012 the Trustee released $0.5 million of cash reserves; no reserves were withheld or released during the six months ended June 30, 2013.

Royalty income increased from $9.8 million for the six months ended June 30, 2012 to $13.3 million for the six months ended June 30, 2013, an increase of $3.5 million.  This increase was due to an increase in the average realized price and a decrease in post production costs, partially offset by a decrease in production.

The average price realized for the six months ended June 30, 2013 increased $0.67 per Mcf to $4.02 per Mcf as compared to $3.35 per Mcf for the six months ended June 30, 2012.  This increase was the result of an increase in the average sales price for gas production and a decrease in post production costs, partially offset by a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, increased from $2.56 per Mcf for the six months ended June 30, 2012 to $3.85 per Mcf for the six months ended June 30, 2013.  This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.70 per MMBtu compared to the six months ended June 30, 2012 weighted average monthly closing NYMEX price of $2.47 per MMBtu.

Post production costs, which consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.68 per Mcf for the six months ended June 30, 2013 as compared to an average of $0.74 per Mcf for the prior year’s comparable period.

Post production costs were lower than last year’s comparable six month period primarily as a result of a reduction in the firm transportation rate charged by TCO.  Effective March 1, 2013, TCO’s filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at one hundred percent load factor.  Also, a one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013.

Production decreased 22% from 5,361 MMcf for the six months ended June 30, 2012 to 4,202 MMcf for the six months ended June 30, 2013. The decreased production was primarily a result of natural production declines, partially offset by an increase in the number of wells online and producing during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of nine wells being turned online during such prior period.  A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of June 30, 2012 and June 30, 2013.

Hedged volumes for the six months ended June 30, 2013 totaled 2,775,000 MMBtu covered by a $5.00 per MMBtu floor price contract.  For the six months ended June 30, 2012, hedged volumes totaled 2,250,000 MMBtu consisting of 1,365,500 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 885,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $6.10 per MMBtu for the hedged volume.  The average hedge price per MMBtu declined from $6.10 per MMBtu for the six months ended June 30, 2012 to $5.00 per MMBtu for the six months ended June 30, 2013 due to the expiration of the swap contracts.  Although there was an increase in volumes covered by hedge contracts, proceeds received by the Trust for the six months ended June 30, 2013 of $3.6 million, as compared to $8.2 million for the six months ended June 30, 2012 decreased as a result of the decrease in hedge price and the increase in the average NYMEX price as discussed previously.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

General and administrative expenses paid by the Trust were $0.7 million for the six months ended June 30, 2013 as compared to $0.9 million for the six months ended June 30, 2012.  The decrease in expenses was primarily related to a decrease of $0.1 million in professional tax service fees paid and a decrease of $0.1 million in legal fees.

Prior to 2012, the Trustee had established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due.  The Trustee released the cash reserve during the six months ended June 30, 2012, but may re-establish a reserve of any amount at any time.  The release of the cash reserve increased distributable income for the six months ended June 30, 2012.

ECA completed its drilling obligation as of November 30, 2011.  As of June 30, 2013, all forty PUD Wells (52.06 Equivalent PUD Wells) were online and producing.

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

This Form 10-Q describes other important factors that could cause actual results to differ materially from expectations of ECA and the Trust, including those referenced in Item 1A of Part II under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to ECA or the Trust or persons acting on behalf of ECA or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011.  This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT Common Units on December 31, 2012.  The last cash distribution supported by the ECT Subordinated Units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013.  Beginning with the cash distribution payable with respect to the first quarter of 2013, all ECT trust units share in all cash distributions on a pro rata basis.  As of June 30, 2013 the Trust owns royalties in the 14 Producing Wells and the forty development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production.

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

ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalties is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  No material change to such risk factors has occurred during the three months ended June 30, 2013.

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

Date: August 9, 2013

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