Form 10-Q
period 2013-09-30
ECA Marcellus Trust I
filed 2013-11-08
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

As of November 8, 2013, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of September 30, 2013	As of December 31, 2012
ASSETS:
Cash	$1,687,286	$1,955,202
Royalty income receivable	5,227,427	7,081,475
Floor price contracts	1,003,200	2,786,520

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(111,418,470)	(87,947,444)
Net royalty interest in gas properties	240,681,530	264,152,556

Total Assets	$248,599,443	$275,975,753

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	6,880,844	9,009,391

Trust corpus; 17,605,000 common units authorized, issued and outstanding	241,718,599	266,966,362

Total Liabilities and Trust Corpus	$248,599,443	$275,975,753

See notes to the unaudited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Royalty income	$18,555,936	$16,068,930	$5,227,427	$6,294,204
Hedge proceeds	5,392,527	11,061,994	1,817,742	2,863,170
Net proceeds to Trust	$23,948,463	$27,130,924	$7,045,169	$9,157,374

General and administrative expense	(868,872)	(1,028,777)	(164,325)	(80,368)
Interest income	2	645	––	221
Income available for distribution prior to cash reserves and incentive calculation	$23,079,593	$26,102,792	$6,880,844	$9,077,227

Cash reserves released by Trustee	––	500,000	––	––
Distributable income available to unitholders	$23,079,593	$26,602,792	$6,880,844	$9,077,227

Distributable income per common unit (17,605,000 common units authorized and outstanding for 2013; 13,203,750 for 2012)	$1.311	$1.800	$0.391	$0.624

Distributable income per subordinated unit (Zero outstanding for 2013; 4,401,250 subordinated units authorized and outstanding for 2012)	$––	$0.644	$––	$0.190

See notes to the unaudited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Trust Corpus, Beginning of Period	$266,966,362	$304,853,821
Cash reserves released	––	(500,000)
Distributable income	23,079,593	26,602,792
Distributions paid or payable to unitholders	(23,073,010)	(26,596,110)
Amortization of royalty interest in gas properties	(23,471,026)	(31,172,472)
Amortization of floor price contracts	(1,783,320)	(963,600)
Trust Corpus, End of Period	$241,718,599	$272,224,431

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months and nine months ended September 30, 2013 and 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust uses the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs.  Hedge proceeds realized for the quarters ended September 30, 2013 and 2012 totaled $1,817,742 and $2,863,170, respectively.  Hedge proceeds realized for the nine months ended September 30, 2013 and 2012 totaled $5,392,527 and $11,061,994, respectively.  The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

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

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust have filed a registration statement on Form S-3 pursuant to which ECA may publicly offer and sell common units.  The registration statement was declared effective on February 8, 2013.  As of September 30, 2013, ECA held a total of 2,587,172 (approximately 14.70%) of the outstanding common units of the Trust.

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

Results of Trust Operations

For the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Distributable income for the three months ended September 30, 2013 decreased to $6.9 million from $9.1 million for the three months ended September 30, 2012.  Compared to the quarter ended September 30, 2012, royalty income decreased $1.1 million, hedge proceeds decreased $1.0 million and general and administrative expenses increased $0.1 million.

Royalty income decreased from $6.3 million for the three months ended September 30, 2012 to $5.2 million for the three months ended September 30, 2013, a decrease of $1.1 million.  This decrease was due to a decrease in production, partially offset by an increase in the average realized price and a decrease in post production costs.

The average price realized for the three months ended September 30, 2013 increased $0.67 per Mcf to $3.74 per Mcf as compared to $3.07 per Mcf for the three months ended September 30, 2012.  This increase was the result of an increase in the average sales price for gas production and a decrease in post production costs.  The average sales price, before the effects of hedges and post production costs, increased from $2.89 per Mcf for the three months ended September 30, 2012 to $3.51 per Mcf for the three months ended September 30, 2013.  This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.58 per MMBtu compared to the quarter ended September 30, 2012 weighted average monthly closing NYMEX price of $2.80 per MMBtu, partially offset by a $0.15 decrease in the average Basis compared to the prior period.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system, firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs decreased to $0.74 per Mcf for the quarter ended September 30, 2013 as compared to $0.77 per Mcf for the prior year’s comparable period.  These costs were lower primarily as a result of a decrease in the charges for electricity (used in lieu of gas) for compression and a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC (“TCO”).  Effective March 1, 2013, TCO’s filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor.

Production decreased 37% from 2,993 MMcf for the three months ended September 30, 2012 to 1,886 MMcf for the three months ended September 30, 2013. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

Hedged volumes for the quarters ended September 30, 2013 and 2012 totaled 1,278,000 MMBtu and 1,305,000 MMBtu, respectively, covered by a $5.00 per MMBtu floor price contract.  Proceeds received by the Trust for the quarter ended September 30, 2013 were $1.8 million, as compared to $2.9 million for the quarter ended September 30, 2012.  The decrease was primarily the result of an increase in the average NYMEX price as discussed previously.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements will terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

For the quarter ended September 30, 2013, the distribution available to all Trust unitholders was $6,880,844, or $0.391 per unit.  For the quarter ended September 30, 2012, because the Subordination Threshold for the quarter was $0.624, common unitholders were entitled to a distribution of $0.624 per unit, with the subordinated unitholders being entitled to a distribution of the remainder at $0.190 per unit.  The table below shows the effect of the subordination threshold on the distribution for the quarter ended September 30, 2012:

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

General and administrative expenses paid by the Trust were $0.2 million for the three months ended September 30, 2013 as compared to $0.1 million for the three months ended September 30, 2012.  The increase in expenses was primarily related to the timing of payment of Trustee fees.  The Trustee’s fees for both the second and third quarters of 2013, totaling $0.1 million, were paid during the quarter ended September 30, 2013.  The Trustee fee of $37,500 and the ECA administration fee of $15,000 applicable to the quarter ended September 30, 2012 were billed and paid by the Trust during the quarter ended December 31, 2012.

For the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Distributable income for the nine months ended September 30, 2013 decreased to $23.1 million from $26.6 million for the nine months ended September 30, 2012.  Compared to the nine months ended September 30, 2012, royalty income increased $2.5 million, hedge proceeds decreased $5.7 million and general and administrative expenses decreased $0.2 million.  During the nine months ended September 30, 2012 the Trustee released $0.5 million of cash reserves; no reserves were withheld or released during the nine months ended September 30, 2013.

Royalty income increased from $16.1 million for the nine months ended September 30, 2012 to $18.6 million for the nine months ended September 30, 2013, an increase of $2.5 million.  This increase was due to an increase in the average realized price and a decrease in post production costs, partially offset by a decrease in production.

The average price realized for the nine months ended September 30, 2013 increased $0.68 per Mcf to $3.93 per Mcf as compared to $3.25 per Mcf for the nine months ended September 30, 2012.  This increase was the result of an increase in the average sales price for gas production and a decrease in post production costs, partially offset by a decrease in the average hedged price.  The average sales price, before the effects of hedges and post production costs, increased from $2.68 per Mcf for the nine months ended September 30, 2012 to $3.75 per Mcf for the nine months ended September 30, 2013.  This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.66 per MMBtu compared to the nine months ended September 30, 2012 weighted average monthly closing NYMEX price of $2.59 per MMBtu, partially offset by a $0.06 decrease in the average Basis compared to the prior period.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system, firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs decreased to $0.70 per Mcf for the quarter ended September 30, 2013 as compared to $0.75 per Mcf for the prior year’s comparable period.  Post production costs were lower than last year’s comparable nine-month period primarily as a result of a reduction in the firm transportation rate charged by TCO.  Effective March 1, 2013, TCO’s filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor.  Also, a one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013.  These decreases were partially offset by an increase in the charges for electricity (used in lieu of gas) for compression.

Production decreased 27% from 8,354 MMcf for the nine months ended September 30, 2012 to 6,089 MMcf for the nine months ended September 30, 2013. The decreased production was primarily a result of natural production declines that occur during the early life of a well, partially offset by the result of nine wells that were turned online during the nine months ended September 30, 2012 being online for all of the nine months ended September 30, 2013.

Hedged volumes for the nine months ended September 30, 2013 totaled 4,053,000 MMBtu covered by a $5.00 per MMBtu floor price contract.  For the nine months ended September 30, 2012, hedged volumes totaled 3,555,000 MMBtu consisting of 1,365,500 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 2,190,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $5.70 per MMBtu for the hedged volume.  The average hedge price per MMBtu declined from $5.70 per MMBtu for the nine months ended September 30, 2012 to $5.00 per MMBtu for the nine months ended September 30, 2013 due to the expiration of the swap contracts.  Although there was an increase in volumes covered by hedge contracts, proceeds received by the Trust for the nine months ended September 30, 2013 of $5.4 million, as compared to $11.1 million for the nine months ended September 30, 2012 decreased as a result of the decrease in hedge price and the increase in the average NYMEX price as discussed previously.

The fixed price swap contracts terminated June 30, 2012.  The floor hedging arrangements terminate March 31, 2014.  Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements are in effect.

General and administrative expenses paid by the Trust were $0.9 million for the nine months ended September 30, 2013 as compared to $1.0 million for the nine months ended September 30, 2012.  The decrease in expenses was primarily related to a decrease of $0.1 million in professional tax service fees paid.

Prior to 2012, the Trustee had established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due.  The Trustee released the cash reserve during the nine months ended September 30, 2012, but may re-establish a reserve of any amount at any time.  The release of the cash reserve increased distributable income for the nine months ended September 30, 2012.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011.  This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT Common Units on December 31, 2012.  The last cash distribution supported by the ECT Subordinated Units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013.  Beginning with the cash distribution payable with respect to the first quarter of 2013, all ECT trust units share in all cash distributions on a pro rata basis.  As of September 30, 2013 the Trust owns royalties in the 14 Producing Wells and the forty development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production.

The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The royalty interest in the Producing Wells entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.  Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests has been hedged through March 31, 2014.  See Item 3 regarding a more complete description of the hedge contracts.

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

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than net cash flows from the Royalty Interests and hedge proceeds, if any. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification - Topic 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Current hedge contracts consist of natural gas derivative floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from April 1, 2013 through March 31, 2014. The floor price under the hedging contracts, which will terminate March 31, 2014, is $5.00 per MMBtu.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  No material change to such risk factors has occurred during the three months ended September 30, 2013.

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

Date: November 8, 2013

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

Basis — The difference between the spot or cash price and the futures price of the same or related commodity.  For natural gas, basis equals the local cash market price minus the price of the nearby NYMEX natural gas futures contract.

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