Form 10-K
period 2013-12-31
ECA Marcellus Trust I
filed 2014-03-14
CIK 1487798

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for The Fiscal Year Ended December 31, 2013
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

Registrant's telephone number, including area code: (512) 236-6555

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Units of Beneficial Interest in ECA Marcellus Trust I held by non-affiliates on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter was $139,080,581.

         As of March 14, 2014, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

        Basis—the difference between the spot or cash price and the futures price of the same or related commodity. For natural gas, basis equals the local cash market price minus the price of the nearby NYMEX natural gas futures contract.

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

        MMBtu—One million British Thermal Units.

        Mcf—One thousand cubic feet of natural gas.

        MMcf—One million cubic feet of natural gas.

        Net Profits Interest—A nonoperating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

        Perpetual PDP Royalty Interests—means the interests entitling holders to receive 45% of the proceeds from the sale of production of natural gas attributable to the interests of ECA in the Producing Wells (after deducting post-production costs and any applicable taxes).

        Perpetual PUD Royalty Interests—means the interests entitling holders to receive 25% of the proceeds from the sale of production of natural gas attributable to ECA's interest in the PUD Wells (after deducting post-production costs and any applicable taxes).

        Perpetual Royalty Interests—a term that collectively references the Perpetual PDP Royalty Interests and the Perpetual PUD Royalty Interests.

        Private Investors—the persons described as the "Private Investors" in the Prospectus.

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

        Subordination Threshold—means, for any particular quarter (through the Subordination Period), the amount shown in the column titled "Subordination Threshold" in the section titled "Overview" in Management's Discussion and Analysis in this report. In order to provide support for cash distributions on the common units, ECA had agreed to subordinate 4,401,250 of the Trust units it acquired, which constituted 25% of the outstanding Trust units. While the subordinated units were entitled to receive pro rata distributions from the Trust if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the applicable quarterly subordination threshold, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution made with respect to the subordinated units was reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

        Term PDP Royalty Interests—means the interests entitling holders to receive 45% of the proceeds from the sale of production of natural gas attributable to ECA's interest in the Producing Wells (after deducting post-production costs and any applicable taxes) for a period of 20 years commencing on April 1, 2010.

        Term PUD Royalty Interests—means the interests entitling holders to receive 25% of the proceeds from the sale of production of natural gas attributable to ECA's interest in the PUD Wells (after deducting post-production costs and any applicable taxes) for a period of 20 years commencing on April 1, 2010.

        Term Royalty Interests—a term that collectively references the Term PDP Royalty Interests and the Term PUD Royalty Interests.

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

General

        The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalty Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after the payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate. The Trust derives all or substantially all of its income and cash flows from the Royalty Interests, which in turn are subject to the hedge contracts described in this report. The Trust is treated as a partnership for federal and state income tax purposes.

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

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT common units on December 31, 2012. The last cash distribution supported by the ECT subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012. Beginning with the cash distribution payable with respect to the first quarter of 2013, all ECT Trust units share in all cash distributions on a pro rata basis. As of December 31, 2013 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

        The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and together with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term "Producing Wells" means the 14 Producing Wells as defined above, and does not include the 40 PUD Wells, although they also have been completed and are producing. Approximately 50% of the originally estimated natural gas production attributable to the Trust's Royalty Interests has been hedged through March 31, 2014. A more complete description of the hedge contracts is provided in this report.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

        Generally, the percentage of production proceeds to be received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA's net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells are calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying ECA's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%) and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent ECA's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

Historical Target Distributions and Subordination and Incentive Thresholds

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter. The Trust will liquidate on or about March 31, 2030.

        The amount of Trust revenues and cash distributions to Trust unitholders will depend on, among other things:

  •
  natural gas prices received;

  •
  the volume and Btu rating of natural gas produced and sold;

  •
  post-production costs and any applicable taxes;

  •
  administrative expenses of the Trust including expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses; and

  •
  through March 31, 2014, the effects of the hedging arrangements.

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

        The subordinated units automatically converted into common units on a one-for-one basis and ECA's right to receive incentive distributions terminated on December 31, 2012. Because the Subordination Period terminated on December 31, 2012, the fourth quarter of 2012 was the last quarter that the common unitholders were eligible to receive a distribution in the amount of the Subordination Threshold. The table below sets forth the Target Distributions and the Subordination and Incentive Thresholds for each calendar quarter through the fourth quarter of 2012.

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

        Because the Subordination Period has ended, the foregoing table is provided solely for historical information. Effective with the distribution related to the first quarter of 2013, there has been no Subordination Threshold, Target Distribution or Incentive Threshold, and all units, including the formerly subordinated units, have shared distributions pro rata.

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

The Development Agreement

        In connection with the formation of the Trust, the Trust entered into a Development Agreement with ECA which obligated ECA to drill all of the PUD Wells no later than March 31, 2014. ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which were already producing and not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells (the "Drilling Support Lien"). The original maximum amount of the Drilling Support Lien was $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount recovered was proportionately reduced and the completed PUD Wells were released from the lien. As of November 30, 2011, the Drilling Support Lien had been fully released.

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

Hedging Contracts Transferred to the Trust

        In connection with the formation of the Trust, ECA transferred to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of certain contracts entered into between ECA and third parties that, at the formation of the Trust, equated to approximately 50% of the estimated natural gas to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap contracts related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period commencing as of April 1, 2010 through June 30, 2012. The price of the floor price hedging contracts is $5.00 per MMBtu for the period commencing October 1, 2010 through March 31, 2014. After March 31, 2014, no hedging arrangements will be in effect.

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

Marketing and Post-Production Services

        Pursuant to the terms of the conveyances creating the Royalty Interests, ECA has the responsibility to market, or cause to be marketed, the natural gas production related to the Underlying Properties. The terms of the conveyances creating the Royalty Interests do not permit ECA to charge any marketing fee when determining the proceeds upon which the royalty payments are calculated. As a result, the proceeds to the Trust from the sales of natural gas production from the Underlying Properties are determined based on the same price (net of post-production costs) that ECA receives for natural gas production attributable to ECA's retained interest.

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

        All of the production from the Producing Wells and the PUD Wells is currently gathered by ECA's Greene County Gathering System. The Trust pays the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until ECA's drilling obligation was satisfied; however, ECA may increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other third-party charges. The Trust's cash available for distribution is reduced by ECA's deductions for these post-production services.

        ECA may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or Mcf, such costs may be deducted by the purchaser of the natural gas prior to payment being made to ECA for such production. At other times, ECA will make payments directly to the third parties providing such post-production services. In either instance, the Trust's cash available for distribution will be reduced by the costs paid by ECA for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interests are reduced accordingly.

        The post-production costs for the Trust's natural gas produced and sold averaged $0.69 and $0.73 per MMBtu for the years ended December 31, 2013 and 2012, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. ECA is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        ECA has an agreement with Columbia Gas Transmission, LLC to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement, which terminates July 31, 2021, has been in effect since August 1, 2011 and is at Columbia Gas Transmission, LLC's filed tariff rate, which initially equated to $0.1996 per MMBtu at one hundred percent load factor. As a result of a filing by Columbia Gas Transmission, LLC with the Federal Energy Regulatory Commission (FERC Docket No. RP12-1021-000), the filed tariff rate was reduced to $0.1878 per MMBtu at one hundred percent load factor retroactively to January 1, 2012, and the Trust received $0.3 million as its proportionate share of the related refund during the second quarter of 2013. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

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

Environmental Matters and Regulation

        The operations of the properties comprising the Underlying Properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

  •
  restrict the types, quantities and concentration of various substances that can be released into the environment in connection with production activities;

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

        Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. Neither ECA nor the Trust can predict whether new legislation to regulate natural gas prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the Underlying Properties. Sales of condensate and natural gas liquids are not currently regulated and are made at market prices.

        Environmental regulation.    The exploration, development and production operations of ECA are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct construction, drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions arising from ECA's operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of ECA's operations in affected areas.

        The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent or costly construction, drilling, water withdrawal, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on ECA's operations and financial position. ECA may be unable to pass on increased compliance costs to its customers. Moreover, accidental loss of well control, or releases or spills may occur in the course of ECA's operations, and there can be no assurance that ECA will not incur significant costs and liabilities as a result of such incidents, including any third party claims for damage to property and natural resources or personal injury. While ECA believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on it, there is no assurance that this trend will continue in the future.

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

        ECA also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, ECA generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under CERCLA and comparable state laws.

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

        Air Emissions.    The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require ECA to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of natural gas projects. On August 16,2012, the EPA published final rules that establish new air emission control requirements for natural gas production, processing and transportation activities, including New Source Performance Standards (NSPS) to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants. While ECA may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues, ECA does not believe that such requirements will have a material adverse effect on its operations.

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

        Water Discharges.    The Federal Water Pollution Control Act, as amended ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The Pennsylvania Department of Environmental Protection has adopted a new permitting policy concerning surface water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. In April 2011, PADEP called on all Marcellus Shale natural gas drilling operators to voluntarily cease delivering wastewater to centralized wastewater treatment facilities in the state. EPA has announced that it will develop new Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater, which will establish the process for disposing of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). If ECA is unable to remove and dispose of water at a reasonable cost and within applicable environmental rules, ECA's ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

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

        It is customary to recover natural gas from shale formations, including the Marcellus Shale formation, through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. The U.S. Environmental Protection Agency is continuing to develop its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. The EPA expects to release a draft of the report in late 2014 with a final peer-reviewed report expected in 2016. The results of such a study, once completed, could further spur action towards federal legislation and regulation of hydraulic fracturing activities. The U.S. Bureau of Land Management is still developing its final rule applicable to hydraulic fracturing operations on federal and tribal lands. EPA has also announced that in 2014 it will release its final guidance regarding permitting of hydraulic fracturing operations that use diesel, that it plans to develop proposed rules under Section 8(a) and 8(d) of the Toxic Substances Control Act related to the reporting of chemical substances and mixtures used in hydraulic fracturing, and that it will be developing new Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater. Some states in which we operate and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing, including requirements regarding chemical disclosure, well integrity, water sourcing for use in hydraulic fracturing, and baseline testing of nearby water wells. For example, following the passage of the Oil and Gas Amendments of February 14, 2012 or Act 13, the Pennsylvania Department of Environmental Protection (PADEP) enacted new regulations, which among other things require chemical disclosure, increased setbacks, and water management plans. PADEP continues to implement new regulations specifically applicable to the development of unconventional oil and gas wells and has currently proposed new regulations to govern surface use activities. At the local level, some municipalities have considered passing zoning ordinances that would prohibit oil and gas development and hydraulic fracturing in particular. Any increased federal, state or local regulation could increase operational costs and reduce the volumes of oil and natural gas that ECA produces, which would materially adversely affect its revenues and results of operations. An additional level of regulation and permitting of hydraulic fracturing operations at the federal level, could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult for ECA to perform hydraulic fracturing.

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

        State regulation.    Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. The Pennsylvania Department of Environmental Protection is required to impose additional requirements pursuant to the Oil and Gas Amendments of February 14, 2012 discussed elsewhere in this report. The Department is required to employ regulatory agencies such as the Pennsylvania Environmental Quality Board to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies per the February 14, 2012 amendments. PADEP continues to implement new regulations specifically applicable to the development of unconventional gas wells and has currently proposed new regulations to govern surface use activities. The Pennsylvania Public Utility Commission is charged by the recent amendments with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require ECA to incur increased operating costs. Realized prices are not currently subject to state regulation or subject to other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ECA's wells and to limit the number of wells or locations ECA can drill.

        ECA believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the Underlying Properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. ECA did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2013 and2012 with respect to the Underlying Properties. Additionally, ECA has informed the Trust that ECA is not aware of any environmental issues or claims that will require material capital expenditures during 2014 with respect to the Underlying Properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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

Description of the Trust Agreement

        The Trust was created under Delaware law to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to an agreement between ECA, the Trustee and the Delaware Trustee. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither ECA nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.

        The Trust Agreement provides that the Trust's business activities are limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and the natural gas hedging contracts relating to, at the formation of the Trust, an estimated 50% of the Trust's royalty production for a term ending March 31, 2014. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests. The Trust is not able to issue any additional Trust units.

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

Assets of the Trust

        The assets of the Trust consist of the Royalty Interests, natural gas hedging contracts, the Administrative Services Agreement, the Development Agreement, and any cash and temporary investments being held for the payment of expenses and liabilities and for distribution to the Trust unitholders.

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

Duration of the Trust; Sale of Royalty Interests

        The Trust will remain in existence until the Termination Date, which is March 31, 2030. The Trust will dissolve prior to the Termination Date if:

  •
  the Trust sells all of the Royalty Interests;

  •
  gross proceeds attributable to the Royalty Interests are less than $1.5 million for any four consecutive quarters;

  •
  the holders of a majority of the outstanding Trust units vote in favor of dissolution; or

  •
  the Trust is judicially dissolved.

        The Trustee would then sell all of the Trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.

ECA's Right of First Refusal

        ECA has a right of first refusal to purchase the Perpetual Royalty Interests at the Termination Date. This right of first refusal provides that the Trustee will use commercially reasonable efforts to retain a third-party advisor to market the Perpetual Royalty Interests within 30 business days of the Termination Date. If the Trustee receives a bid from a proposed purchaser other than ECA, prior to selling all or part of the Perpetual Royalty Interests, it will be required to give notice (the "Offer Notice") to ECA, identifying the proposed purchaser and setting forth the proposed sale price, payment terms and other material terms of the proposed sale. ECA would then have 30 days from receipt of the Offer Notice to elect, by notice to the Trustee, to purchase the subject properties offered for sale on the terms and conditions set forth in the Offer Notice. If ECA makes such election, the proposed purchaser would be entitled to receive reimbursement of its reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation. ECA and the Trust would share equally the cost of reimbursement to the proposed purchaser.

        If ECA does not give notice within the 30-day period following the Offer Notice, the Trust may sell such properties to the identified purchaser on terms and conditions that are substantially the same as those previously set forth in such Offer Notice.

        If, after a reasonable marketing period, no bid is received on any or all of the Perpetual Royalty Interests from any party other than ECA, then, as a condition to the sale, ECA shall obtain, at the Trust's expense, and deliver to the Trustee, a fairness opinion from a nationally-recognized valuation firm with expertise in fairness opinions stating that the proposed sale price to be paid by ECA to the Trust for the properties is fair to the Trust.

Federal Income Tax Considerations

        The Trust's federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to ECA and the Trust rendered in connection with the initial public offering of the Trust Units, in which counsel opined that at least 90% of the Trust's gross income will be qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Trust's prospectus ("the Prospectus") filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 in connection with the offering of its common units to the public (the "Federal Income Tax Considerations Section in the Prospectus"). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

        In particular, reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. The Producing Wells have been operational for less than four and a half years, and many of the PUD Wells have been operational for less than two years. Furthermore, the use of horizontal drilling methods on the Underlying Properties is a recent development in the Marcellus Shale, with ECA commencing the drilling of its first horizontal well in the Marcellus Shale in 2007. The lack of operational history for horizontal wells in the Marcellus Shale formation may also contribute to the inaccuracy of estimates of Proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, including variances attributable to a lack of production history within the Marcellus Shale formation, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

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

        ECA has an agreement with Columbia Gas Transmission, LLC to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement, which terminates July 31, 2021, has been in effect since August 1, 2011 and is at Columbia Gas Transmission, LLC's filed tariff rate, which initially equated to $0.1996 per MMBtu at one hundred percent load factor. As a result of a filing by Columbia Gas Transmission, LLC with the Federal Energy Regulatory Commission (FERC Docket No. RP12-1021-000), the filed tariff rate was reduced to $0.1878 per MMBtu at a one hundred percent load factor retroactively to January 1, 2012, and, in 2013, the Trust received $0.3 million as its proportionate share of the related refund. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

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

        Trust unitholders have no voting rights with respect to ECA and therefore will have no managerial, contractual or other ability to influence ECA's activities or operations of the gas properties. In addition, pursuant to the Administrative Services Agreement and the Development Agreement, ECA may now transfer operations of any or all of the Trust properties. Such third-party operators may not have the operational expertise of ECA within the AMI. Gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or future development of, the Underlying Properties. The Trust units are a passive investment that entitles the Trust unitholder to only receive cash distributions from the Royalty Interests and hedging contracts that have been established for the benefit of the Trust.

         ECA may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, and any such purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than ECA.

        Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of ECA's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and ECA would have no continuing obligation to the Trust for those properties. Additionally, ECA may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in natural gas development and production than ECA.

         The natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and gas properties or Royalty Interests to replace the depleting assets and production.

        The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates. The average decline rate for the 27 PUD Wells for which ECA now has at least 24 months of production data was approximately 43.7% during the first year.

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

        The Trust Agreement provides that the Trust's business activities are limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.

         The amount of cash available for distribution by the Trust will be reduced by the amount of post-production costs, applicable taxes associated with the Trust's interest, and Trust expenses.

        The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include those described below.

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

  •
  Any third party post-production costs incurred in the future and associated with the Trust's interests will reduce cash received by or available for distribution, including any amounts paid by ECA for transportation on downstream interstate pipelines. Such post-production costs will include the costs to be incurred in connection with the agreement ECA has entered into with a third party to obtain firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day at the third party's filed tariff rate, which equates to $0.1878 per MMBtu at a one hundred percent load factor. The rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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

        The prices received for ECA's natural gas production have historically exceeded the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions, although, during 2013, the prices received were often lower than the benchmark prices and there is no assurance that this will not continue to be the case in the future. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. ECA cannot accurately predict natural gas differentials. Further decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.

         ECA has entered into natural gas floor price contracts for the benefit of the Trust that cover only a portion of the estimated natural gas production attributable to the Royalty Interests, and such hedging arrangements will terminate after March 31, 2014. The Trust's receipt of any payments due based on these natural gas hedging contracts depends upon the financial position of the hedge contract counterparties. A default by any of the hedge contract counterparties could reduce the amount of cash available for distribution to the Trust unitholders.

        At the formation of the Trust, approximately fifty percent of the estimated natural gas production attributable to the Royalty Interests was hedged from April 1, 2010 through March 31, 2014. As a result, the remaining 50% of estimated production through March 31, 2014 is not, and all production after such date will not be, hedged to protect against the price risks inherent in holding interests in natural gas, a commodity that is frequently characterized by significant price volatility. The Trust's counterparties under the natural gas floor price contracts are Wells Fargo Capital Finance Inc. and BP Energy Company. In the event that any of the counterparties to the natural gas hedging contracts default on their obligations to make payments to the Trust under the hedge contracts, the cash distributions to the Trust unitholders would likely be materially reduced as the hedge payments are intended to provide additional cash to the Trust during periods of lower natural gas prices. ECA has no continuing obligation with respect to the natural gas floor price contracts.

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

         The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. The Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests.

        The Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests and hedge agreements (after deducting any amounts owed to ECA pursuant to the natural gas swap agreements) are less than $1.5 million for any four consecutive quarters. Sale of all the Royalty Interests will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders. The Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. The Term Royalty Interests will automatically revert to ECA at the Termination Date, while the Perpetual Royalty Interests will be sold and the proceeds will be distributed to the unitholders (including ECA to the extent of any Trust units it owns) at the Termination Date or soon thereafter. ECA will have a right of first refusal to purchase the Perpetual Royalty Interests at the Termination Date.

         ECA and the Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the common units.

        As of December 31, 2013, ECA held a total of 2,268,401 common units. Private Investors held some of the common units they held immediately after the Trust's offering. All of the subordinated units automatically converted into common units at the end of the Subordination Period, which occurred on December 31, 2012. The Trust granted registration rights to ECA and the Private Investors which would facilitate sales of common units by such holders. During 2011 ECA exercised one of its demand rights under the registration rights agreement in connection with a firm commitment underwritten offering by ECA of 2,525,000 common units. Pursuant to this agreement, during the quarter ended June 30, 2011, ECA sold 2,525,000 common units in a secondary public offering and an additional 181,175 common units pursuant to the overallotment option. Two of the Private Investors exercised the two remaining registration rights during 2012, and the Trust filed registration statements on Forms S-3 and S-4 as a result of those demands, both of which have been declared effective. In March 2013, ECA announced an exchange offer for Depositary Units of Eastern American Natural Gas Trust ("NGT Depositary Units"). 946,000 NGT Depositary Units were validly tendered for exchange and ECA delivered, in the exchange offer, 1,288,456 Trust common units which reduced ECA's beneficial ownership to an aggregate of 2,936,942 common units. During the year ended December 31, 2013, ECA also disposed of, through transfer or sale, 630,990 common units. Additional sales by ECA or the Private Investors could have an adverse effect on the trading price of the common units.

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

        ECA is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin, Gulf Coast and Rocky Mountain regions in the United States and in New Zealand. ECA is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that ECA is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust's reliance on ECA to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution will be highly dependent on ECA's performance. ECA is not a reporting company and does not file periodic reports with the SEC. Therefore, as a Trust unitholder, you do not have access to financial information of ECA.

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

        Various federal, state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. For instance, the New York Department of Environmental Conservation announced in April 2010 that the watersheds relied upon by New York City and Syracuse as sources of drinking water would be excluded from the pending generic environmental review process, thereby requiring natural gas operators seeking to drill in either of the watersheds, which are located in the Marcellus Shale region, to pursue a case-by-case environmental review to establish whether appropriate measures to mitigate potential impacts can be developed. At the local level, some municipalities have considered passing zoning ordinances that would prohibit oil and gas development and hydraulic fracturing in particular.

        The U.S. Environmental Protection Agency is continuing to develop its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. EPA expects to release a draft of the report in late 2014 with a peer-reviewed report expected in 2016. The results of such a study could further spur action towards federal legislation and regulation of hydraulic fracturing activities. If ECA is unable to remove and dispose of water at a reasonable cost and in compliance with applicable environmental rules, ECA's ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

        EPA has also announced that in 2014 it will release its final guidance regarding permitting of hydraulic fracturing operations that use diesel, that it plans to develop proposed rules under Section 8(a) and 8(d) of the Toxic Substances Control Act related to the reporting of chemical substances and mixtures used in hydraulic fracturing, and that it will be developing new Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater.

        On February 14, 2012, Pennsylvania passed Act 13, Amendment Pennsylvania's Oil and Gas Act to require, among other things, additional information in the stimulation record including water source identification and volume as well as a list of chemicals used to stimulate the well, including chemicals used in hydraulic fracturing. The Act requires PADEP to expand its reporting and permitting policy concerning water and chemical additives utilized in the process. Water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites are currently regulated and being reviewed. The Amendments implemented or require increased requirements for reporting, management, and treatment of these fluids as well as limitations on their discharge to receiving waters, requirements for containment plans for spills and a rebuttable presumption of liability for contamination of water supply near unconventional wells. Increased distances for drill pads from property lines and waterways are required as well as required additional notices to municipalities. Impact fees have also been authorized to be imposed on producers. These require additional reporting and payment of fees and any outstanding penalties in order for additional wells to be permitted. As required by Act 13, PADEP continues to implement new regulations specifically applicable to the development of unconventional oil and gas wells and has currently proposed new regulations to govern surface use activities. The adoption of these and any other federal or state laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult for ECA to complete natural gas wells in the Marcellus Shale as well as increase its costs of compliance and doing business.

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

         If the Trust were subjected to a material amount of additional entity- level taxation by Pennsylvania or any other states, the Trust's cash available for distribution to you would be reduced.

        The Trust will be required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The current tax rate of 0.089% is currently scheduled to be reduced to 0.067% in 2014 and 0.045% in 2015 and to be completely phased out in 2016. This schedule may be altered and the taxes left in place subject to the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to you and, therefore, negatively impact the value of an investment in the Trust units.

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

        Under current law for the taxable year ending December 31, 2013, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 39.6% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.

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

        Among the changes contained in President Obama's Budget Proposal for Fiscal Year 2014 (the "2014 Budget") is the elimination of certain key United States federal income tax preferences relating to natural gas exploration and production. The 2014 Budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources effective in 2014. Specifically, the 2014 Budget proposes to repeal the deduction for percentage depletion with respect to oil and natural gas wells, including interests such as the Perpetual Royalty Interests, in which case only cost depletion would be available.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by ECA and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and Farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2013 the total gas reserves attributable to the Trust interests were 60.5 Bcf. ECA continues to be the operator of all of the wells subject to the Royalty Interests although, as of January 1, 2013, it is no longer contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2013. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalty Interests.    The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2013, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2013 through December 31, 2013, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded a price for natural gas of $3.70 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse ECA for the post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 11, 2013 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (Bcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	60,453	$179,406	$88,370

(1)
The present values of future net cash flows for the Royalty Interests were determined using a discount rate of 10% per annum.

        Information concerning historical changes in net Proved reserves attributable to the Royalty Interests, and the calculation of the standardized measure of discounted future net cash flows related thereto, is contained in the unaudited supplemental information contained elsewhere in this report. The Trust has not filed reserve estimates covering the Royalty Interests with any other federal authority or agency.

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

        ECA's Chief Operating Officer is the primary technical person responsible for overseeing the reserve reporting process. This individual has a Bachelor of Science degree in Chemical Engineering with Masters of Petroleum Engineering coursework along with a Master of Business Administration degree. He has worked in drilling, completions, production, and reservoir engineering along with acquisitions during his career and is a member of the Society of Petroleum Engineers. He has over ten years of experience in reserve evaluation.

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

        ECA generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust unitholders. In addition, ECA may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust not to exceed $5.0 million during any 12-month period. These releases will be made only in connection with a sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. ECA operates all of the wells subject to the Royalty Interests. ECA continues to be the operator of all of the wells subject to the Royalty Interests although, as of January 1, 2013, it is no longer contractually obligated to the Trust to remain so. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. ECA has not identified for sale any of the Underlying Properties.

Title to Properties

        The Underlying Properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect ECA's rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust's interests and in estimating the size and the value of the reserves attributable to the Royalty Interests.

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

        ECA believes that the burdens and obligations affecting the Underlying Properties and the Royalty Interests are conventional in the industry for similar properties. ECA also believes that the burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the value of the Royalty Interests.

        ECA believes that its title to the Underlying Properties, and the Trust's title to the Royalty Interests, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests. Prior to drilling a PUD Well, ECA obtained a preliminary title review to ensure there were no obvious defects in title to the well. The conveyance related to the PUD Royalty Interest obligated ECA to conduct a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells.

        It is unclear under Pennsylvania law whether the Royalty Interests would be treated as real property interests. Nevertheless, ECA has recorded the conveyances of the Royalty Interests in the real property records of Pennsylvania in accordance with local recording acts. ECA also has granted to the Trust the Royalty Interest Lien to provide protection to the Trust, in the event of a bankruptcy of ECA, against the risk that the Royalty Interests were not considered real property interests.

Description of the Royalty Interests

        The Royalty Interests were conveyed to the Trust by ECA by means of conveyance instruments that have been recorded in the appropriate real property records in Greene County, Pennsylvania where the gas properties to which the Underlying Properties relate are located. The PDP Royalty Interest burdens the existing working interests owned by ECA in the Producing Wells. ECA has an average working interest of approximately 93% in these wells.

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

        Generally, the percentage of production proceeds received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA's net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying ECA's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent ECA's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

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

Royalty Interest Lien

        Under the laws of Pennsylvania, it is not clear that the Royalty Interests conveyed by ECA to the Trust would be treated as real property interests. Therefore, ECA has granted to the Trust a lien (the "Royalty Interest Lien") to provide protection to the Trust, exercisable in the event of a bankruptcy of ECA, against the risk that the Royalty Interests were not considered real property interests. More specifically, the Royalty Interest Lien is a lien in the Subject Interest and the Subject Gas, to the extent and only to the extent that such Subject Interest and Subject Gas pertains to Gas in, under and that may be produced, saved or sold from the Marcellus Shale formation from the wellbore of the Producing Wells and the PUD Wells, sufficient to cause the Trust to receive a volume of Trust Gas calculated in accordance with the provisions of the conveyances of the Royalty Interests.

        The Royalty Interest Lien does not include ECA's retained interest in the PUD and Producing Wells and the AMI or other interest of ECA in the AMI, and ECA has the right to lien, mortgage, sell or otherwise encumber the ECA retained interest subject to the Royalty Interest Lien.

        ECA has recorded the conveyances of the Royalty Interests and a Mortgage/Fixture Filing in the real estate records of Greene County, Pennsylvania and has filed a corresponding UCC-1 Financing Statement in the Office of the Secretary of State of West Virginia and the Commonwealth of Pennsylvania.

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

        The Trustee is not obligated to return any cash received from the Royalty Interests. However, any overpayments made to the Trust by ECA due to adjustments to prior calculations of proceeds or otherwise will reduce future amounts payable to the Trust until ECA recovers the overpayments.

        The conveyances generally permit ECA to sell, without the consent or approval of the Trust unitholders, all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold, subject to and burdened by the Royalty Interests. The Trust unitholders are not entitled to any proceeds of any sale of ECA's interest in the Underlying Properties that remains subject to and burdened by the Royalty Interests. Following any such sale, the proceeds attributable to the transferred property will be calculated pursuant to the conveyances as described in this report, and paid by the purchaser or transferee to the Trust.

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

        ECA must maintain books and records sufficient to determine the amounts payable for the Royalty Interests to the Trust. Quarterly and annually, ECA must deliver to the Trustee a statement of the computation of the proceeds for each computation period as well as quarterly drilling and production results.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." The high and low closing sales prices per unit for each quarter in 2012 and 2013 were as follows:

Quarter	High	Low
2012
First Quarter (January 1 through March 31)	$26.69	$19.62
Second Quarter (April 1 through June 30)	$21.39	$16.12
Third Quarter (July 1 through September 30)	$22.11	$18.53
Fourth Quarter (October 1 through December 31)	$21.45	$15.27
2013
First Quarter (January 1 through March 31)	$18.95	$10.30
Second Quarter (April 1 through June 30)	$13.70	$9.19
Third Quarter (July 1 through September 30)	$10.66	$9.20
Fourth Quarter (October 1 through December 31)	$10.37	$7.00

        At December 31, 2013, the 17,605,000 units outstanding were held by 49 unitholders of record.

Distributions

        Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders, as described elsewhere in this report. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 45th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2012 and 2013, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
General and administrative	$533	$416	$80	$256	$1,285
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644
2013
Net proceeds	$8,243	$8,661	$7,045	$6,573	$30,522
General and administrative	$441	$264	$164	$201	$1,070
Distributable income	$7,802	$8,397	$6,881	$6,372	$29,452
Distributable income per common unit	$0.443	$0.477	$0.391	$0.362	$1.673

        Subsequent to year end, on or before February 28, 2014, a distribution of $0.362 per unit was paid to Trust common unitholders owning Trust common units as of February 19, 2014.

        The Subordination Period terminated on December 31, 2012. Consequently, the fourth quarter of 2012 was the last quarter during which common unitholders had the protection of the subordination provisions. At December 31, 2012, the 4,401,750 subordinated units converted to common units. As common units, such 4,401,750 units are entitled to the same distributions as all other common units, and no common units will be entitled to any benefit formerly conferred upon them by the subordination provisions.

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2013.

Item 6.    Selected Financial Data.

        The following is a summary of net proceeds, distributable income, and distributable income per unit by quarter in 2010, 2011, 2012 and 2013 (all amounts in thousands except distributable income per unit):

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2010
Net proceeds	N/A	$5,566	$7,918	$9,188	$22,672
Distributable income	N/A	$4,789	$7,419	$8,809	$21,017
Distributable income per common unit	N/A	$0.272	$0.421	$0.500	$1.193
Distributable income per subordinated unit	N/A	$0.272	$0.421	$0.500	$1.193
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per common unit	$0.524	$0.631	$0.630	$0.594	$2.379
Distributable income per subordinated unit	$0.524	$0.631	$0.630	$0.594	$2.379
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644
2013
Net proceeds	$8,243	$8,661	$7,045	$6,573	$30,522
Distributable income	$7,802	$8,397	$6,881	$6,372	$29,452
Distributable income per common unit	$0.443	$0.477	$0.391	$0.362	$1.673

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operation.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this Form 10-K for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the Twelve months ended December 31, 2013 compared to Twelve months ended December 31, 2012

        Distributable income for the year ended December 31, 2013 decreased to $29.5 million from $35.6 million for the year ended December 31, 2012. Compared to the year ended December 31, 2012, royalty income increased $0.3 million, hedge proceeds decreased $6.2 million, and general and administrative expenses decreased $0.2 million. During the year ended December 31, 2012 the Trustee released $0.5 million of cash reserves; no reserves were withheld or released during the year ended December 31, 2013.

        Royalty income increased from $23.2 million for the year ended December 31, 2012 to $23.5 million for the year ended December 31, 2013, an increase of $0.3 million. This increase was due to an increase in the average realized price and a decrease in post production costs, partially offset by a decrease in production.

        The average price realized for the year ended December 31, 2013 increased $0.57 per Mcf to $3.90 per Mcf as compared to $3.33 for the year ended December 31, 2012. This increase was the result of an increase in the average sales price for gas production, and a decrease in post production costs, partially offset by a decrease in the average hedged price. The average sales price, before the effects of hedges and post production costs, increased from $2.87 per Mcf for the year ended December 31, 2012 to $3.71 per Mcf for the year ended December 31, 2013. This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.65 per MMBtu compared to the year ended December 31, 2012 weighted average monthly closing NYMEX price of $2.78 per MMBtu, partially offset by a $0.03 decrease in the average Basis compared to the prior period.

        Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post production costs decreased to $0.71 per Mcf for the year ended December 31, 2013 as compared to $0.75 per Mcf for the year ended December 31, 2012. Post production costs were lower than the previous year primarily as a result of a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC ("TCO"). Effective March 1, 2013, TCO's filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor. Also, a one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013. These decreases were partially offset by an increase of $0.01 per Mcf in the charges for electricity (used in lieu of gas) for compression.

        Production decreased 28% from 10,931 MMcf for the year ended December 31, 2012 to 7,835 MMcf for the year ended December 31, 2013. The decreased production was primarily a result of natural production declines that occur during the early life of a well, partially offset by the result of nine wells that were turned online during the year ended December 31, 2012 being online for all of the year ended December 31, 2013.

        Hedged volumes for the year ended December 31, 2013 totaled 5,241,000 MMBtu covered by a $5.00 per MMBtu floor price contract. For the year ended December 31, 2012, hedged volumes totaled 4,917,000 MMBtu consisting of 1,365,000 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 3,552 ,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $5.51 per MMBtu for the hedged volume. The average hedge price per MMBtu declined from $5.51 per MMBtu for the year ended December 31, 2012 to $5.00 per

MMBtu for the year ended December 31, 2013 due to the expiration of the swap contracts. Although there was an increase in volumes covered by hedge contracts, proceeds received by the Trust for the year ended December 31, 2013 of $7.1 million, as compared to the $13.2 million for the year ended December 31, 2012, decreased as a result of the decrease in the average hedge price and the increase in the average NYMEX price as discussed previously.

        The fixed price swap contracts terminated June 30, 2012. The floor hedging arrangements terminate March 31, 2014. Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

        General and administrative expenses paid by the Trust were $1.1 million for the year ended December 31, 2013 as compared to $1.3 million for the year ended December 31, 2012. The decrease in expenses was primarily related to a decrease of $0.1 million in professional fees for tax services and a decrease of $0.1 million in legal costs during the year ended December 31, 2013.

        Prior to 2012, the Trustee had established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. The Trustee released the cash reserve during the year ended December 31, 2012, but may re-establish a reserve of any amount at any time. The release of the cash reserve increased distributable income for the year ended December 31, 2012.

For the Twelve months ended December 31, 2012 compared to the Twelve months ended December 31, 2011

        Distributable income for the year ended December 31, 2012 decreased to $35.6 million from $41.9 million for the year ended December 31, 2011. Compared to the year ended December 31, 2011, royalty income decreased $11.7 million, hedge proceeds increased $4.6 million, and general and administrative expenses decreased $0.4 million. During the year ended December 31, 2012, the Trustee released a cash reserve of $0.5 million that it had established during the period ended December 31, 2010.

        Royalty income decreased from $34.8 million for the year ended December 31, 2011 to $23.2 million for the year ended December 31, 2012, a decrease of $11.7 million. This decrease was due to a decrease in the average realized price and an increase in post production costs, partially offset by an increase in production.

        The average price realized for the year ended December 31, 2012 declined $1.11 per Mcf to $3.33 per Mcf as compared to $4.44 per Mcf for the year ended December 31, 2011. This decrease was the result of a decrease in the average sales price for gas production, an increase in post production costs, and a decrease in the average hedged price. The average sales price, before the effects of hedges and post production costs, declined from $4.26 per Mcf for the year ended December 31, 2011 to $2.87 per Mcf for the year ended December 31, 2012. This decrease in price was primarily the result of a decline in the weighted average monthly closing NYMEX price for the year ended December 31, 2012 to $2.78 per MMBtu compared to the period ended December 31, 2011 weighted average monthly closing NYMEX price of $4.02 per MMBtu.

        Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines, averaged $0.75 per Mcf for the year ended December 31, 2012 as compared to an average of $0.71 per Mcf for the year ended December 31, 2011. Post production costs were higher than the previous period as a result of firm transportation charges on the TCO interstate pipeline system beginning in August 2011, resulting in an average $0.08 per Mcf increase in costs from the year ended December 31, 2011. This was partially offset by an average $0.04 per Mcf decline in the charge for electricity usage from the year ended December 31, 2011 to the year ended December 31, 2012.

        Production increased 11% from 9,813 MMcf for the year ended December 31, 2011 to 10,931 MMcf for the year ended December 31, 2012. The increased production was primarily the result of an increase in the number of wells online and producing during the year ended December 31, 2012, partially offset by natural production declines. A total of fifty-four wells (14 PDP and 40 PUD Wells (52.06 Equivalent PUD Wells)) were online and producing as of December 31, 2012, while there were a total of forty-five wells (14 PDP and 31 PUD Wells (39.84 Equivalent PUD Wells)) online and producing as of December 31, 2011. The Trust experienced production curtailments during the year ended December 31, 2012 as a result of facility delays while waiting for government permits, which were approved during the second quarter of 2012. The additional gathering systems and/or transportation pipelines were constructed and became operational in late June 2012, allowing increased volumes.

        Hedged volumes for the year ended December 31, 2012 totaled 4,917,000 MMBtu consisting of 1,365,000 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 3,552,000 MMBtu covered by a $5.00 per MMBtu floor price contract resulting in an average hedge price of approximately $5.51 per MMBtu for the hedged volume. For the year ended December 31, 2011, hedged volumes totaled 3,895,500 MMBtu consisting of 1,357,500 MMBtu covered by a fixed price swap at a price of $6.75 per MMBtu, 1,380,000 MMBtu covered by a fixed price swap at a price of $6.82 per MMBtu and 1,158,000 MMBtu covered by $5.00 per MMBtu floor price contracts resulting in an average hedge price of approximately $6.28 per MMBtu for the hedged volume. The average hedge price per MMBtu declined from $6.28 per MMBtu for the year ended December 31, 2011 to $5.51 per MMBtu for the year ended December 31, 2012 due to the expiration of the swap contracts and a larger floor position. Although there was a decrease in the average hedge price, proceeds received by the Trust for the year ended December 31, 2012 increased as a result of the decrease in the average NYMEX price as discussed previously and an increase in the volumes covered by the floor contracts.

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

        During the period ended December 31, 2010, the Trustee established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. The Trustee released the cash reserve during the year ended December 31, 2012, but may re-establish a reserve of any amount at any time. The release of the cash reserve increased distributable income for the year ended December 31, 2012.

Overview

        The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee. The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate. The Trust derives all or substantially all of its income and cash flows from the Royalty Interests, which in turn are subject to the hedge contracts, described in Part I, Item 1. The Trust is treated as a partnership for federal and state income tax purposes.

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into ECT Common Units on December 31, 2012. The last cash distribution supported by the ECT Subordinated Units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all ECT trust units share in all cash distributions on a pro rata basis. As of December 31, 2013 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production.

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

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about 60 days following the completion of each quarter. The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010. The Trust will terminate in March 2030.

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

        The subordinated units automatically converted into common units on a one-for-one basis and ECA's right to receive incentive distributions terminated on December 31, 2012. Because the Subordination Period terminated on December 31, 2012, the fourth quarter of 2012 was the last quarter that the common unitholders were eligible to receive a distribution in the amount of the Subordination Threshold. The table below sets forth the Target Distributions and Subordination and Incentive Thresholds for each quarter through the fourth quarter of 2012.

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

Liquidity and Capital Resources

        The Trust has no source of liquidity or capital resources other than cash flows from the Royalty Interests and hedge proceeds, if any. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2013 is provided in the following table (in thousands):

	Payments Due by Year
	2014	2015	2016	2017	2018	Thereafter	Total
Administrative services fee	$60.0	$60.0	$60.0	$60.0	$60.0	$600.0	$900.0
Trustee administrative fee	150.0	150.0	150.0	150.0	150.0	1,500.0	2,250.0
Delaware trustee fee	2.5	2.5	2.5	2.5	2.5	25.0	37.5

	$212.5	$212.5	$212.5	$212.5	$212.5	$2,125.0	$3,187.5

        Pursuant to the terms of the Administrative Services Agreement with ECA, the Trust is obligated to pay ECA an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by ECA on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an administrative fee of $150,000 per year until January 1, 2016, after which date the fee will be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/- 3% in any one year. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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

        Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the Royalty Interests are not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional unitholders' additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are reflected net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves and such undiscounted future net revenues exceed the net royalty interest in gas properties at December 31, 2013. If required, the Trust will provide a write down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties has been recognized since inception of the Trust. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Hedge Contracts

        The primary asset of and source of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in gas prices. Through March 31, 2014, however, the Royalty Interests are subject to the hedge contracts described below, which are expected to reduce the Trust's exposure to natural gas price volatility.

        Current hedge contracts consist of natural gas derivative floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from January 1, 2014 through March 31, 2014. The floor price under the hedging contracts, which will terminate March 31, 2014, is $5.00 per MMBtu.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2013 and 2012, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECA Marcellus Trust I as of December 31, 2013 and 2012 and its distributable income for each of the three years in the period ended December 31, 2013—in conformity with the basis of accounting described in Note 3.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 14, 2014

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Trustee of ECA Marcellus Trust I is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, ECA Marcellus Trust I maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2013 and 2012, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 14, 2014

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2013	2012
ASSETS:
Cash	$1,488,231	$1,955,202
Royalty income receivable	4,915,471	7,081,475
Floor price contracts	480,480	2,786,520
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(118,145,132)	(87,947,444)

Net royalty interest in gas properties	233,954,868	264,152,556

Total Assets	$240,839,050	$275,975,753

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$6,372,545	$9,009,391
Trust corpus; 17,605,000 common units authorized, issued and outstanding	234,466,505	266,966,362

Total Liabilities and Trust Corpus	$240,839,050	$275,975,753

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Royalty income	$23,471,407	$23,150,405	$34,847,366
Hedge proceeds	7,050,579	13,245,734	8,684,531

Net proceeds to Trust	$30,521,986	$36,396,139	$43,531,897
General and administrative expense	(1,069,899)	(1,284,906)	(1,638,768)
Interest income	51	950	947

Income available for distribution prior to cash reserves	$29,452,138	$35,112,183	$41,894,076
Cash reserves released by Trustee	—	500,000	—

Distributable income available to unitholders	$29,452,138	$35,612,183	$41,894,076

Distributable income per common unit (17,605,000 common units authorized and outstanding for 2013; 13,203,750 for 2012 and 2011)	$1.673	$2.482	$2.379

Distributable income per subordinated unit (Zero outstanding for 2013; 4,401,250 subordinated units authorized and outstanding for 2012 and 2011)	$—	$0.644	$2.379

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Trust Corpus, Beginning of Period	$266,966,362	$304,853,821	$337,653,898
Cash reserves (released) withheld	—	(500,000)	—
Distributed to ECA	—	—	(10)
Distributable income	29,452,138	35,612,183	41,894,076
Distributions paid or payable to unitholders	(29,448,267)	(35,603,650)	(41,882,678)
Amortization of royalty interest in gas properties	(30,197,688)	(40,791,032)	(32,301,945)
Amortization of floor price contracts	(2,306,040)	(1,562,880)	(509,520)
Write-off of floor premiums payable	—	4,957,920	—

Trust Corpus, End of Period	$234,466,505	$266,966,362	$304,853,821

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

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement. Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA's drilling obligations has been released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests. The Trust's cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, in the event that electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

        In order to provide support for cash distributions on the common units, ECA agreed during the Subordination Period to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold. However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions terminated upon the expiration of the Subordination Period.

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

        The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A. as Trustee. Although ECA operates all of the Producing Wells and all of the PUD Wells, ECA has no ability to manage or influence the management of the Trust. Neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on or relating to the properties to which the Royalty Interests relate.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the years ended December 31, 2013, 2012 and 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Cash:

        Cash may include highly liquid instruments maturing in three months or less from the date acquired.

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

Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves and such undiscounted future net revenues exceed the net royalty interest in gas properties at December 31, 2013. If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties has been recognized since inception of the Trust. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4. Commodity Hedges

        The Trust is exposed to risk fluctuations in energy prices in the normal course of operations. ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties. The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts is $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014. The Trust uses the cash method to account for commodity contracts. Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs. Hedge proceeds realized for the years ended December 31, 2013, 2012 and 2011 totaled $7,050,579, $13,245,734 and $8,684,531, respectively. The fair market values of the commodity contracts are not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5. Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the year ended December 31, 2013 or 2012.

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

Related Party Ownership and Registration Rights Agreement:

        Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust have filed a registration statement on Form S-3 pursuant to which ECA may publicly offer and sell up to 4,573,128 common units. ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA may publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust. The registration statements were declared effective on February 8, 2013. In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form S-4. As of December 31, 2013, ECA held a total of 2,268,401 (approximately 12.9%) of the outstanding common units of the Trust.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

Supplemental Reserve Information (Unaudited):

        Information regarding estimates of the proved gas reserves attributable to the Trust is based on reports prepared by independent petroleum engineering consultants. Such estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the estimates were based on existing economic and operating conditions. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available.

        The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

        The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants, Ryder Scott Company, L.P.

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from January 1, 2011 to December 31, 2013:

Natural Gas (MMcf)
Proved reserves:
Balance at January 1, 2011	102,449

Revisions of previous estimates	(10,918)
Production	(9,813)

Balance at December 31, 2011	81,718

Revisions of previous estimates	(2,255)
Production	(10,931)

Balance at December 31, 2012	68,532

Revisions of previous estimates	(244)
Production	(7,835)

Balance at December 31, 2013	60,453

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

	2013	2012	2011
Future cash inflows	$223,537	$197,648	$355,195
Future production taxes	—	—	—
Future production costs	(44,131)	(51,524)	(61,655)

Future net cash flows before discount	179,406	146,124	293,540
10% discount to present value	(91,036)	(67,017)	(128,015)

Standardized measure of discounted future net cash flows(1)	$88,370	$79,107	$165,525

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from January 1, 2011 to December 31, 2013 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2011	$231,242
Net proceeds to the Trust	(43,532)
Revisions of previous estimates	(22,117)
Accretion of discount	23,124
Net change in price and production cost	(21,454)
Other	(1,738)

Standardized measure, December 31, 2011	$165,525
Net proceeds to the Trust	(36,396)
Revisions of previous estimates	(2,602)
Accretion of discount	16,553
Net change in price and production cost	(61,674)
Other	(2,299)

Standardized measure, December 31, 2012	$79,107
Net proceeds to the Trust	(30,522)
Revisions of previous estimates	(360)
Accretion of discount	7,911
Net change in price and production cost	18,664
Other	13,570

Standardized measure, December 31, 2013	$88,370

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2013. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 59.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2013, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2013.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2011, 2012 and 2013, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Beneficial Owner	Trust Common Units Beneficially Owned	Percent of Class
Energy Corporation of America	2,268,401	12.9
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

Item 13.    Certain Relationships, Related Transactions and Director Independence.

Development Agreement

        Under the terms of the Development Agreement, ECA was obligated to drill all of the PUD Wells by March 31, 2014. In order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells, ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI, excluding the Producing Wells and any other wells which were producing and not subject to the Royalty Interests. ECA completed its drilling obligation during the fourth quarter of 2011, and the Trust has released the lien securing the drilling obligation.

Administrative Services

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to ECA. General and administrative expenses in the Trust's statements of distributable income for the years ending December 31, 2013, 2012 and 2011 include $60,000 in administrative fees for each year. ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by ECA of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the Services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the Services relating to the Subject Interests being transferred.

Trustee Administration Fee

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the

Trust's statements of distributable income for the twelve months ended December 31, 2013, 2012 and 2011 included administrative fees of $187,500, $150,000 and $150,000, respectively. Any variances from the annual fee are the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

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

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2014. During fiscal 2013, 2012 and 2011, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2013, 2012 and 2011 by Ernst & Young LLP:

	2013	2012	2011
Audit fees(1)	$130,000	$125,000	$105,000
Audit -related fees	—	—	—
Tax fees	187,050	220,860	150,000
All other fees	—	—	—

Total fees	$317,050	$345,860	$255,000

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

March 14, 2014

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

December 11, 2013

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue, Suite 500
Austin, Texas 78701

Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2013. The Trust was formed by Energy Corporation of America (ECA) to own royalty interests in natural gas properties owned and operated by ECA in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on December 11, 2013 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations. The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2013.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2013, are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I

As of December 31, 2013
Total Proved Producing
Net Remaining Reserves
Gas—MMCF	60,453
Income Data
Future Gross Revenue	$223,536,951
Deductions	44,130,669

Future Net Income (FNI)	$179,406,282
Discounted FNI @ 10%	$88,369,670

        All gas volumes are reported on an "as sold basis" expressed in millions of cubic feet (MMCF) at the official temperature and pressure bases of 60 degrees Fahrenheit and 14.73 psia.

        The estimates of the reserves, future production, and income attributable to properties in this report were prepared using the economic software package PHDWin Petroleum Economic Evaluation Software, a copyrighted program of TRC Consultants. The program was used at the request of the Trust. Ryder Scott has found this program to be generally acceptable, but notes that certain summaries and calculations may vary due to rounding and may not exactly match the sum of the properties being summarized. Furthermore, one line economic summaries may vary slightly from the more detailed cash flow projections of the same properties, also due to rounding. The rounding differences are not material.

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

Discounted Future Net Income As of December 31, 2013
Discount Rate Percent	Total Proved
5	$118,399,134
8	$98,333,467
12	$80,253,066
15	$70,559,475

        The results shown above are presented for your information and should not be construed as our estimate of fair market value.

Reserves Included in This Report

        The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission's Regulations Part 210.4-10(a). An abridged version of the SEC reserves definitions from 210.4-10(a) entitled "Petroleum Reserves Definitions" is included as an attachment to this report.The various proved reserve status categories are defined under the attachment entitled "Petroleum Reserves Status Definitions and Guidelines" in this report.

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.The proved gas volumes presented herein do not include volumes of gas consumed in operations as reserves. At the request of ECA, the gas volumes included herein assume that any shrinkage attributable to gas consumed in operations is negligible.

        Reserves are "estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations."All reserve estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves, and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. Atthe Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

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

        Provedreserve estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that "as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease." Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts.

        ECA's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to, matters relating to land tenure and leasing, the legal rights to produce hydrocarbons, production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes ofproved reserves actually recovered and amounts of proved income actually received to differ significantly from the estimated quantities.

        The estimates of proved reserves presented herein were based upon a detailed study of the properties in which the Trust ownsan interest; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liabilities to restore and clean up damages, if any, caused by past operating practices.

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

        In many cases, the analysis of the available geoscience and engineering data and the subsequent interpretation of this data may indicate a range of possible outcomes in an estimate, irrespective of the method selected by the evaluator. When a range in the quantity of reserves is identified, the evaluator must determine the uncertainty associated with the incremental quantities of the reserves. If the reserve quantities are estimated using the deterministic incremental approach, the uncertainty for each discrete incremental quantity of the reserves is addressed by the reserve category assigned by the evaluator. Therefore, it is the categorization of reserve quantities as proved, probable and/or possible that addresses the inherent uncertainty in the estimated quantities reported. For proved reserves, uncertainty is defined by the SEC as reasonable certainty wherein the "quantities actually recovered are much more likely than not to be achieved." The SEC states that "probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered." TheSEC states that "possible reserves are those additional reserves that are less certain to be recovered than probable reserves and the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves." All quantities of reserves within the same reserve category must meet the SEC definitions as noted above.

        Estimates of reserves quantities and their associated reserve categories may be revised in the future as additional geoscience or engineering data become available. Furthermore, estimates of reserves quantities and their associated reserve categories may also be revised due to other factors such as changes in economic conditions, results of future operations, effects of regulation by governmental agencies or geopolitical or economic risks as previously noted herein.

        All of the proved reserves for the properties included herein were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis which utilized extrapolations of historical production and pressure data available through November 2013. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

        To estimate economically recoverableproved oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data that cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be anticipated to be economically producible from a given date forward based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined. While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may increase or decrease from those underexisting economic conditions, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

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

        In summary, we consider the assumptions, data, methods and analytical procedures used in this report appropriate for the purpose hereof, and we have used all such methods and procedures that we consider necessary and appropriate to prepare the estimates of reserves herein. The proved reserves included herein were determined in conformance with the United States Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting; Final Rule, including all references to Regulation S-X and Regulation S-K, referred to herein collectively as the "SEC Regulations." Inour opinion, the proved reserves presented in this report comply with the definitions, guidelines and disclosure requirements as required by the SEC regulations.

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

        ECAfurnished us with the above mentioned average prices in effect on December 31, 2013. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark prices appropriate to the geographic area where the hydrocarbons are sold. These benchmark prices are prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report.

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

        In addition, the table below summarizes the net volume weighted benchmark price adjusted for differentials and referred to herein as the "average realized price."The average realized price shown in the table below was determined from the total future gross revenue before production taxes and the total net reserves for the geographic area and presented in accordance with SEC disclosure requirements for the geographic area included in the report.

Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$3.67/MMBTU	$3.70/MCF

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

Standards of Independence and Professional Qualification

        Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy-five years. Ryder Scott is employee-owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. We have over eighty engineers and geoscientists on our permanent staff. By virtue of the size of our firm and the large number of clients for which we provide services, no single client or job represents a material portion of our annual revenue. We do not serve as officers or directors of any privately-owned or publicly-traded oil and gas company and are separate and independent from the operating and investment decision-making process of our clients. This allows us to bring the highest level of independence and objectivity to each engagement for our services.

        Ryder Scott actively participates in industry-related professional societies and organizes an annual public forum focused on the subject of reserves evaluations and SEC regulations. Many of our staff have authored or co-authored technical papers on the subject of reserves related topics.We encourage our staff to maintain and enhance their professional skills by actively participating in ongoing continuing education.

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

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2013 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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
/s/ STEPHAN E. GARDNER Stephen E. Gardner, P.E. Colorado License No. 44720 Vice President

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

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2012 continuing education hours, Mr. Gardner attended a six hour conference relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. In May 2012, Mr. Gardner attended the DUO Conference in Denver, Colorado which focused on developed and emerging unconventional oil plays and on current issues in energy. In addition, Mr. Gardner attended an SPEE function regarding valuation metrics in the Bakken play and Permian Basin. Finally, Mr. Gardner completed several days of informal study that included such topics as SPEE Monograph 3, utilization of economics evaluation softwares, and principles of waterflooding.

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
10.1(1)	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.2(1)	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.3(1)	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein.
10.4(1)	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.5(1)	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation.
10.6(1)	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.7(1)	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.8(1)	—	Development Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.9(1)	—	Swap Agreement, dated July 7, 2010, between Energy Corporation of America and ECA Marcellus Trust I.
10.10(1)	—	Drilling Support Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.11(1)	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.12(1)	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.
10.13	—
Underwriting Agreement dated as of July 1, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800).
10.14	—
Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800).

Exhibit Number		Description
23.1*	—	Consent of Ernst & Young LLP
23.2*	—	Consent of Ryder Scott Company, L.P.
31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	—	Report of Ryder Scott Company, L.P. dated December 11, 2013 (incorporated by reference to Appendix A to this Annual Report on Form 10-K for the year ended December 31, 2013 [File No. 001-34800])

(1)
Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).

*
Filed herewith.