Form 10-Q
period 2014-03-31
ECA Marcellus Trust I
filed 2014-05-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

As of May 8, 2014, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
ASSETS:
Cash	$92,374	$1,488,231
Royalty income receivable	6,525,124	4,915,471
Floor price contracts	—	480,480

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(124,093,200)	(118,145,132)
Net royalty interest in gas properties	228,006,800	233,954,868

Total Assets	$234,624,298	$240,839,050

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	5,886,806	6,372,545
Cash advance from Energy Corporation of America	200,000	—

Trust corpus; 17,605,000 common units authorized, issued and outstanding	228,537,492	234,466,505

Total Liabilities and Trust Corpus	$234,624,298	$240,839,050

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Royalty income	$6,525,124	$5,921,007
Hedge proceeds	268,632	2,321,745

Net proceeds to Trust	$6,793,756	$8,242,752

General and administrative expense	(406,950)	(440,505)
Interest income	—	2

Income available for distribution prior to cash reserves	$6,386,806	$7,802,249

Cash reserves withheld by Trustee	(500,000)	—

Distributable income available to unitholders	$5,886,806	$7,802,249

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.334	$0.443

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Trust Corpus, Beginning of Period	$234,466,505	$266,966,362
Cash reserves withheld (released)	500,000	—
Distributable income	5,886,806	7,802,249
Distributions paid or payable to unitholders	(5,887,271)	(7,797,816)
Amortization of royalty interest in gas properties	(5,948,068)	(8,377,962)
Amortization of floor price contracts	(480,480)	(613,800)

Trust Corpus, End of Period	$228,537,492	$257,979,033

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

ECA was obligated to drill all of the PUD Wells no later than March 31, 2014.  As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement.  Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA’s drilling obligations has been released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”) payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, in the event that electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter.  The Trust is scheduled to liquidate on or about March 31, 2030 (the “Termination Date”). At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the Termination Date.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2014 and 2013 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums does not reduce Distributable Income, rather it is charged directly to Trust Corpus.  Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Accounting Standard Codification (ASC) 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts (“ASC 932”).  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts expired on June 30, 2012.

The floor contracts, which expired March 31, 2014, had a price of $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust uses the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs.  Hedge proceeds realized for the quarters ended March 31, 2014 and 2013 totaled $268,632 and $2,321,745, respectively.  The fair market values of the commodity contracts as of December 31, 2013 were not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended March 31, 2014.

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

Cash Advance:

During the quarter ended March 31, 2014, and pursuant to an agreement dated July 7, 2010, ECA advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they become due.  ECA will recover the advance by withholding $200,000 from royalty income proceeds payable to the Trust.

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

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust have filed a registration statement on Form S-3 pursuant to which ECA may publicly offer and sell up to 4,573,128 common units.  ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA may publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust.  The registration statements were declared effective on February 8, 2013.  In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern

American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form S-4.  As of March 31, 2014, ECA held a total of 2,268,401 (approximately 12.90%) of the outstanding common units of the Trust.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, include the private investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

Results of Trust Operations

For the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Distributable income for the three months ended March 31, 2014 decreased to $5.9 million from $7.8 million for the three months ended March 31, 2013.  Compared to the quarter ended March 31, 2013, royalty income increased $0.6 million, hedge proceeds decreased $2.0 million and the Trustee established a cash reserve of $0.5 million.

Royalty income increased from $5.9 million for the three months ended March 31, 2013 to $6.5 million for the three months ended March 31, 2014, an increase of $0.6 million.  This increase was due to an increase in the average realized price and a decrease in post production costs, partially offset by a decrease in production.

The average price realized for the three months ended March 31, 2014 increased $0.63 per Mcf to $4.42 per Mcf as compared to $3.79 per Mcf for the three months ended March 31, 2013.  This increase was the result of an increase in the average sales price for gas production and a decrease in post production costs.  The average sales price, before the effects of hedges and post production costs, increased from $3.47 per Mcf for the three months ended March 31, 2013 to $4.86 per Mcf for the three months ended March 31, 2014.  This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $4.93 per MMBtu compared to the quarter ended March 31, 2013 weighted average monthly closing NYMEX price of $3.34 per MMBtu, partially offset by a $0.18 decrease in the average Basis compared to the prior period.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs decreased to $0.61 per Mcf for the quarter ended March 31, 2014 as compared to $0.75 per Mcf for the quarter ended March 31, 2013.  Post production costs were lower than the previous period primarily as a result of a decrease in the charges for electricity (used in lieu of gas) for compression and a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC (“TCO”).  The decrease in charges for electricity are primarily the result of an increase in ECA’s non-Trust related Greene County production, resulting in a lower per unit charge for all total throughput on the Greene County Gathering System, including the Trust’s.  Effective March 1, 2013, TCO’s filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor.

Production decreased 29% from 2,174 MMcf for the three months ended March 31, 2013 to 1,537 MMcf for the three months ended March 31, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

Hedged volumes for the quarters ended March 31, 2014 and 2013 totaled 1,092,000 MMBtu and 1,395,000 MMBtu, respectively, covered by a $5.00 per MMBtu floor price contract.  Proceeds received by the Trust for the quarter ended March 31, 2014 were $0.3 million, as compared to $2.3 million for the quarter ended March 31, 2013.  The decrease was primarily the result of an increase in the average NYMEX price as discussed previously.

The floor hedging arrangements terminated March 31, 2014.  Distributions after the termination of the hedging arrangements may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

Prior to 2013, the Trustee established, and subsequently released, a net cash reserve for use in paying current and future liabilities of the Trust as they become due.  During the quarter ended March 31, 2014, the Trustee re-established a reserve of $500,000 for similar reasons, which decreased distributable income.

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

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011.  This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust.  As of March 31, 2014 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement and as described in the Prospectus) that are now completed and in production.

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

ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about 60 days following the completion of each quarter.  The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010.  The Trust is scheduled to terminate in 2030.

The amount of Trust revenues and cash distributions to Trust unitholders will depend on, among other things:

•                  natural gas prices received;

•                  the volume and Btu rating of natural gas produced and sold;

•                  post-production costs and any applicable taxes; and

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

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than net cash flows from the Royalty Interests and proceeds from the hedge contracts, which expired as to production after March 31, 2014. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Significant Accounting Policies

The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with

GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by ASC 932.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a write down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write down to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  No impairment in the Underlying Properties has been recognized since inception of the Trust.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Consequently, the Trust is exposed to market risk from fluctuations in gas prices. Through March 31, 2014, however, the Royalties have been subject to the hedge contracts described below, which have reduced the Trust’s exposure to natural gas price volatility.

The hedge contracts consisted of natural gas derivative swap and floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap expired on June 30, 2012, and the floors expired on March 31, 2014. With respect to all production after March 31, 2014, all hedge contracts have expired.

The following table sets forth the volumes of natural gas that had been covered by the natural gas hedging contracts and the swap and floor prices for each quarter during the term of the contracts.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  No material change to such risk factors has occurred during the three months ended March 31, 2014.

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

Date: May 9, 2014

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

Basis – The difference between the spot or cash price and the futures price of the same or related commodity.  For natural gas, basis equals the local cash market price minus the price of the nearby NYMEX natural gas futures contract.

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