Form 10-Q
period 2014-06-30
ECA Marcellus Trust I
filed 2014-08-08
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

(512) 236-6555
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

As of August 8, 2014, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
ASSETS:
Cash	$144,035	$1,488,231
Royalty income receivable	5,344,585	4,915,471
Floor price contracts	—	480,480

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(129,958,498)	(118,145,132)
Net royalty interest in gas properties	222,141,502	233,954,868

Total Assets	$227,630,122	$240,839,050

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$4,951,192	$6,372,545

Trust corpus; 17,605,000 common units authorized, issued and outstanding	222,678,930	234,466,505

Total Liabilities and Trust Corpus	$227,630,122	$240,839,050

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Royalty income	$11,869,709	$13,328,509	$5,344,585	$7,407,502
Hedge proceeds	268,632	3,574,785	—	1,253,040

Net proceeds to Trust	$12,138,341	$16,903,294	$5,344,585	$8,660,542

General and administrative expense	(800,343)	(704,547)	(393,393)	(264,042)
Interest income	—	2	—	—

Income available for distribution prior to cash reserves and incentive calculation	$11,337,998	$16,198,749	$4,951,192	$8,396,500

Cash reserves withheld by Trustee	(500,000)	—	—	—

Distributable income available to unitholders	$10,837,998	$16,198,749	$4,951,192	$8,396,500

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.615	$0.920	$0.281	$0.477

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Trust Corpus, Beginning of Period	$234,466,505	$266,966,362
Cash reserves withheld	500,000	—
Distributable income	10,837,998	16,198,749
Distributions paid or payable to unitholders	(10,831,727)	(16,191,082)
Amortization of royalty interest in gas properties	(11,813,366)	(16,202,874)
Amortization of floor price contracts	(480,480)	(1,221,000)

Trust Corpus, End of Period	$222,678,930	$249,550,155

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months and six months ended June 30, 2014 and 2013 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Floor price contract premiums became fully amortized as of March 31, 2014. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Accounting Standard Codification (ASC) 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts (“ASC 932”).  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes originally covered by these agreements equated to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts expired on

June 30, 2012. The floor contracts, which expired March 31, 2014, had a price of $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust used the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts were recognized at the time the hedged production occurred.  Hedge proceeds realized for the quarters ended June 30, 2014 and 2013 totaled $0 and $1,253,040, respectively.  Hedge proceeds realized for the six months ended June 30, 2014 and 2013 totaled $268,632 and $3,574,785, respectively.  The fair market values of the commodity contracts as of December 31, 2013 were not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended June 30, 2014.

NOTE 6.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee, which may be adjusted beginning January 1, 2016 as provided in the Trust Agreement.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

During the quarter ended March 31, 2014, and pursuant to an agreement dated July 7, 2010, ECA advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they become due.  ECA recovered the advance by withholding $200,000 from royalty income proceeds payable to the Trust for the quarter ended March 31, 2014.

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA could publicly offer and sell up to 4,573,128 common units.  ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA could publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust.  The registration statements were declared effective on February 8, 2013.  In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form  S-4.  During May 2014, ECA sold or conveyed the remainder of its Trust units.  As of June 30, 2014, ECA held no common units of the Trust.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, substantially in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust.  As of June 30, 2014 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

The Royalty Interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.  Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests had been hedged through March 31, 2014.  See Item 3 regarding a more complete description of the hedge contracts.

ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and, prior to the expiration of the hedge arrangements on March 31, 2014, the Trust’s cash available for distribution included any cash receipts from the hedge contracts.  Cash available for distribution is also reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

Results of Trust Operations

For the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Distributable income for the three months ended June 30, 2014 decreased to $5.0 million from $8.4 million for the three months ended June 30, 2013.  Compared to the quarter ended June 30, 2013, royalty income decreased $2.1 million, hedge proceeds decreased $1.3 million and general and administrative expenses increased $0.1 million.

Royalty income decreased from $7.4 million for the three months ended June 30, 2013 to $5.3 million for the three months ended June 30, 2014, a decrease of $2.1 million.  This decrease was due primarily to a decrease in production, a decrease in the average sales price, and an increase in post production costs primarily due to timing, as described below.

The average sales price for gas production decreased from $4.25 per Mcf for the three months ended June 30, 2013 to $4.22 per Mcf for the three months ended June 30, 2014.  This decrease in price was primarily the result of a $0.60 decrease in the average Basis compared to the prior period, largely offset by a $0.57 increase in the weighted average monthly closing NYMEX price for the current period to $4.66 per MMBtu compared to the quarter ended June 30, 2013 weighted average monthly closing NYMEX price of $4.09 per MMBtu.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs increased to $0.69 per Mcf for the quarter ended June 30, 2014 as compared to $0.60 per Mcf for the quarter ended June 30, 2013.  Effective March 1, 2013, the filed tariff rate charged by Columbia Gas Transmission, LLC (“TCO”) was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor.  A one-time cash refund of approximately $0.3 million from TCO, representing retroactive application of the reduced rate covering the period from January 2012 through February 2013, was received in June

2013.  Post production costs were higher than the previous period primarily as a result of this refund during the prior period.

Production decreased 25% from 2,030 MMcf for the three months ended June 30, 2013 to 1,516 MMcf for the three months ended June 30, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

Hedge proceeds decreased from $1.3 million for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014, a decrease of approximately $0.62 per Mcf as a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014.  The Trust had 1,380,000 MMBtu hedged during the three months ended June 30, 2013.  As a result of the expiration of the hedge arrangements on March 31, 2014, no such hedge was in place during the three months ended June 30, 2014.

The floor hedging arrangements expired March 31, 2014.  Distributions after the expiration of the hedging arrangements may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust were $0.4 million for the three months ended June 30, 2014 as compared to $0.3 million for the three months ended June 30, 2013.  The increase in expenses was primarily related to an increase of $0.1 million in Trustee fees due to the timing of payment of invoices.  The amount of the annual Trustee fee has not changed since the inception of the Trust.  It may increase or decrease beginning in 2016.

For the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Distributable income for the six months ended June 30, 2014 decreased to $10.8 million from $16.2 million for the six months ended June 30, 2013.  Compared to the six months ended June 30, 2013, royalty income decreased $1.4 million, hedge proceeds decreased $3.3 million, general and administrative expenses increased $0.1 million and the Trustee established a cash reserve of $0.5 million.

Royalty income decreased from $13.3 million for the six months ended June 30, 2013 to $11.9 million for the six months ended June 30, 2014, a decrease of $1.4 million.  This decrease was due to a decrease in production, partially offset by an increase in the average sales price and a decrease in post production costs.

The average sales price for gas production increased from $3.85 per Mcf for the six months ended June 30, 2013 to $4.54 per Mcf for the six months ended June 30, 2014.  This increase in price was primarily the result of a $1.09 increase in the weighted average monthly closing NYMEX price for the current period to $4.79 per MMBtu compared to the six months ended June 30, 2013 weighted average monthly closing NYMEX price of $3.70 per MMBtu, partially offset by a $0.40 decrease in the average Basis compared to the prior period.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs decreased to $0.65 per Mcf for the six months ended June 30, 2014 as compared to $0.68 per Mcf for the six months ended June 30, 2013.  Post production costs were lower than the previous period primarily as a result of a reduction in the firm transportation costs, partially offset by a cash refund discussed herein.  Effective March 1, 2013, TCO’s filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor.  A one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013.

Production decreased 27% from 4,204 MMcf for the six months ended June 30, 2013 to 3,053 MMcf for the six months ended June 30, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

Hedge proceeds decreased from $3.6 million for the six months ended June 30, 2013 to $0.3 million for the six months ended June 30, 2014, a decrease of approximately $0.76 per Mcf primarily as a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014.  The Trust had 2,775,000 MMBtu hedged during the six months ended June 30, 2013 and 1,092,000 MMBtu hedged during the six months ended June 30, 2014.

The floor hedging arrangements expired March 31, 2014.  Distributions after the expiration of the hedging arrangements may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust were $0.8 million for the six months ended June 30, 2014 as compared to $0.7 million for the six months ended June 30, 2013.  The increase in expenses was primarily related to an increase in outside professional fees.

Prior to 2013, the Trustee established, and subsequently released, a net cash reserve for use in paying current and future liabilities of the Trust as they become due.  During the six months ended June 30, 2014, the Trustee re-established a reserve of $500,000 for similar reasons, which decreased distributable income by $500,000.

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

Significant Accounting Policies

The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because, among other differences, certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by ASC 932.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Hedge Contracts

The primary asset of and source of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in gas prices. Through March 31, 2014, however, the Royalties had been subject to the hedge contracts described below, which reduced the Trust’s exposure to natural gas price volatility in prior periods.

The hedge contracts consisted of natural gas derivative swap and floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equate to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap expired on June 30, 2012, and the floors expired on March 31, 2014. With respect to all production after March 31, 2014, all hedge contracts have expired, and no production attributable to the Trust is or will be hedged.

The following table sets forth the volumes of natural gas that had been covered by the natural gas hedging contracts and the swap and floor prices for each quarter during the term of the contracts.

	Swap Volume	Swap Price	Floor Volume	Floor Price
	(MMBtu)	(MMBtu)	(MMBtu)	(MMBtu)

Second Quarter 2010	682,500	$6.75	—	—
Third Quarter 2010	690,000	$6.75	—	—
Fourth Quarter 2010	690,000	$6.75	225,000	$5.00
First Quarter 2011	675,000	$6.75	159,000	$5.00
Second Quarter 2011	682,500	$6.75	210,000	$5.00
Third Quarter 2011	690,000	$6.82	405,000	$5.00
Fourth Quarter 2011	690,000	$6.82	384,000	$5.00
First Quarter 2012	682,500	$6.82	369,000	$5.00
Second Quarter 2012	682,500	$6.82	516,000	$5.00
Third Quarter 2012			1,305,000	$5.00
Fourth Quarter 2012			1,362,000	$5.00
First Quarter 2013			1,395,000	$5.00
Second Quarter 2013			1,380,000	$5.00
Third Quarter 2013			1,278,000	$5.00
Fourth Quarter 2013			1,188,000	$5.00
First Quarter 2014			1,092,000	$5.00
Thereafter			0	N/A

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  No material change to such risk factors has occurred during the three months ended June 30, 2014.

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

Date: August 8, 2014

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

Development Agreement - An agreement under which ECA was obligated to drill all of the PUD Wells no later than March 31, 2014.  In order to secure the estimated amount of the drilling costs for the Trust’s interests in the PUD Wells, ECA granted to the Trust a lien on ECA’s interest in the Marcellus Shale formation in the AMI, excluding the Producing Wells and any other wells which were producing and not subject to the Royalty Interests..

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