Form 10-Q
period 2014-09-30
ECA Marcellus Trust I
filed 2014-11-07
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

As of November 7, 2014, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
ASSETS:
Cash	$373,690	$1,488,231
Royalty income receivable	3,740,149	4,915,471
Floor price contracts	—	480,480

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(135,650,569)	(118,145,132)
Net royalty interest in gas properties	216,449,431	233,954,868

Total Assets	$220,563,270	$240,839,050

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$3,572,223	$6,372,545

Trust corpus; 17,605,000 common units authorized, issued and outstanding	216,991,047	234,466,505

Total Liabilities and Trust Corpus	$220,563,270	$240,839,050

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Royalty income	$15,609,858	$18,555,936	$3,740,149	$5,227,427
Hedge proceeds	268,632	5,392,527	—	1,817,742

Net proceeds to Trust	$15,878,490	$23,948,463	$3,740,149	$7,045,169

General and administrative expense	(968,269)	(868,872)	(167,926)	(164,325)
Interest income	—	2	—	—

Income available for distribution prior to cash reserves	$14,910,221	$23,079,593	$3,572,223	$6,880,844

Cash reserves withheld by Trustee	(500,000)	—	—	—

Distributable income available to unitholders	$14,410,221	$23,079,593	$3,572,223	$6,880,844

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.818	$1.311	$0.203	$0.391

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Trust Corpus, Beginning of Period	$234,466,505	$266,966,362
Cash reserves withheld	500,000	—
Distributable income	14,410,221	23,079,593
Distributions paid or payable to unitholders	(14,399,762)	(23,073,010)
Amortization of royalty interest in gas properties	(17,505,437)	(23,471,026)
Amortization of floor price contracts	(480,480)	(1,783,320)

Trust Corpus, End of Period	$216,991,047	$241,718,599

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

ECA was obligated to drill all of the PUD Wells no later than March 31, 2014.  As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement.  Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA’s drilling obligations has been released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”) payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, when electric compression is utilized in lieu of gas as fuel in the compression process, the Trust is charged for the electric usage as provided for in the Trust conveyance documents.

Generally, the percentage of production proceeds received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA’s net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a

PUD well, the applicable net revenue interest is calculated by multiplying ECA’s percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%) and such well would have a minimum 87.5% net revenue interest.  Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example.  To the extent ECA’s working interest in a PUD well is less than 100%, the Trust’s share of proceeds is proportionately reduced.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months and nine months ended September 30, 2014 and 2013 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes originally covered by these agreements equated to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts expired on

June 30, 2012. The floor contracts, which expired March 31, 2014, had a price of $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust used the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts were recognized at the time the hedged production occurred.  Hedge proceeds realized for the quarters ended September 30, 2014 and 2013 totaled $0 and $1,817,742, respectively.  Hedge proceeds realized for the nine months ended September 30, 2014 and 2013 totaled $268,632 and $5,392,527, respectively.  The fair market values of the commodity contracts as of December 31, 2013 were not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended September 30, 2014.

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

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA could publicly offer and sell up to 4,573,128 common units.  ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA could publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust.  The registration statements were declared effective on February 8, 2013.  In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form S-4.  During May 2014, ECA sold or conveyed the remainder of its Trust units.  As of September 30, 2014, ECA held no common units of the Trust.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee.  The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the Royalty Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate.  The Trust derives all or substantially all of its income and cash flows from the Royalty Interests, which in turn were subject to the hedge contracts described in Part I, Item 3. The Trust is treated as a partnership for federal and state income tax purposes.

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, substantially in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust.  As of September 30, 2014 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

Generally, the percentage of production proceeds received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) ECA’s net revenue interest in the well. ECA on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying ECA’s percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent ECA’s working interest in a PUD Well is less than 100%, the Trust’s share of proceeds is proportionately reduced.

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

Results of Trust Operations

For the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Distributable income for the three months ended September 30, 2014 decreased to $3.6 million from $6.9 million for the three months ended September 30, 2013.  Compared to the quarter ended September 30, 2013, royalty income decreased $1.5 million, hedge proceeds decreased $1.8 million and general and administrative expenses were essentially unchanged.

Royalty income decreased from $5.2 million for the three months ended September 30, 2013 to $3.7 million for the three months ended September 30, 2014, a decrease of $1.5 million.  This decrease was due primarily to a decrease in production and the average sales price, partially offset by a decrease in post production costs.

The average sales price for gas production decreased from $3.51 per Mcf for the three months ended September 30, 2013 to $3.26 per Mcf for the three months ended September 30, 2014.  This decrease in price was primarily the result of a $0.74 decrease in the average Basis compared to the prior period, partially offset by a $0.49 increase in the weighted average monthly closing NYMEX price for the current period to $4.07 per MMBtu compared to the quarter ended September 30, 2013 weighted average monthly closing NYMEX price of $3.58 per MMBtu.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs decreased to $0.71 per Mcf for the quarter ended September 30, 2014 as compared to $0.74 per Mcf for the quarter ended September 30, 2013.

Production decreased 22% from 1,886 MMcf for the three months ended September 30, 2013 to 1,471 MMcf for the three months ended September 30, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.  During the quarter ended September 30, 2014, one Trust well was shut-in for approximately four weeks as a result of fracturing procedures being performed on a nearby well.  By the end of September, the well was returned to production.

Hedge proceeds decreased from $1.8 million for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014, a decrease of approximately $0.96 per Mcf as a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014.  The Trust had 1,278,000 MMBtu hedged during the three months ended September 30, 2013.  As a result of the expiration of the hedge arrangements on March 31, 2014, no such hedge was in place during the three months ended September 30, 2014.

The floor hedging arrangements expired March 31, 2014.  Distributions after the expiration of the hedging arrangements may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust were $0.2 million for both the three months ended September 30, 2014 and September 30, 2013.

For the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Distributable income for the nine months ended September 30, 2014 decreased to $14.4 million from $23.1 million for the nine months ended September 30, 2013.  Compared to the nine months ended September 30, 2013, royalty income decreased $3.0 million, hedge proceeds decreased $5.1 million, general and administrative expenses increased $0.1 million and the Trustee established a cash reserve of $0.5 million.

Royalty income decreased from $18.6 million for the nine months ended September 30, 2013 to $15.6 million for the nine months ended September 30, 2014, a decrease of $3.0 million.  This decrease was due to a decrease in production, partially offset by an increase in the average sales price and a decrease in post production costs.

The average sales price for gas production increased from $3.75 per Mcf for the nine months ended September 30, 2013 to $4.12 per Mcf for the nine months ended September 30, 2014.  This increase in price was primarily the result of a $0.89 increase in the weighted average monthly closing NYMEX price for the current period to $4.55 per MMBtu compared to the nine months ended September 30, 2013 weighted average monthly closing NYMEX price of $3.66 per MMBtu, partially offset by a $0.52 decrease in the average Basis compared to the prior period.

Post production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to maximize production by reducing the high line pressure previously experienced by those wells.  Overall, average post production costs decreased to $0.67 per Mcf for the nine months ended September 30, 2014 as compared to $0.70 per Mcf for the nine months ended September 30, 2013.  Post production costs were lower than the previous period primarily as a result of a reduction in the firm transportation costs, partially offset by a cash refund discussed herein.  Effective March 1, 2013, the filed tariff rate charged by Columbia Gas Transmission, LLC (“TCO”) was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor.  A one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013.

Production decreased 26% from 6,089 MMcf for the nine months ended September 30, 2013 to 4,523 MMcf for the nine months ended September 30, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

Hedge proceeds decreased from $5.4 million for the nine months ended September 30, 2013 to $0.3 million for the nine months ended September 30, 2014, a decrease of approximately $0.83 per Mcf primarily as a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014.  The Trust had 4,053,000 MMBtu hedged during the nine months ended September 30, 2013 and 1,092,000 MMBtu hedged during the nine months ended September 30, 2014.

The floor hedging arrangements expired March 31, 2014.  Distributions after the expiration of the hedging arrangements may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust were $1.0 million for the nine months ended September 30, 2014 as compared to $0.9 million for the nine months ended September 30, 2013.  The increase in expenses was primarily related to an increase in outside professional fees.

During the nine months ended September 30, 2014, the Trustee established a cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due.  The establishment of the reserve decreased distributable income by $500,000.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  No material change to such risk factors has occurred during the three months ended September 30, 2014.

Item 6. Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECA MARCELLUS TRUST I

By:	THE BANK OF NEW YORK MELLON TRUST
COMPANY, N.A., trustee

	By:	/s/ SARAH NEWELL
Sarah Newell
Vice President

Date: November 7, 2014

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