Form 10-K
period 2014-12-31
ECA Marcellus Trust I
filed 2015-03-16
CIK 1487798

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Units of Beneficial Interest in ECA Marcellus Trust I held by non-affiliates on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $129,924,900.

         As of March 13, 2015, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

  •
  conditions in the capital markets;

  •
  competition in the energy industry;

  •
  the uncertainty of estimates of natural gas reserves and production; and

  •
  other risks described under the caption "Risk Factors" in this Form 10-K.

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

        Development Agreement—An agreement under which ECA was obligated to drill all of the PUD wells no later than March 31, 2014. In order to secure the estimated amount of the drilling costs for the Trust's interests in the PUD wells, ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI, excluding the Producing Wells and any other wells which were producing and not subject to the Royalty Interests.

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

        Net Profits Interest—A non-operating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.

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

        Subordination Threshold—means, for any particular quarter (through the Subordination Period), the amount shown in the column titled "Subordination Threshold" in the section titled "Overview" in Trustee's Discussion and Analysis of Financial Condition and Results of operations in Item 7 of this report. In order to provide support for cash distributions on the common units, ECA had agreed to subordinate 4,401,250 of the Trust units it acquired, which constituted 25% of the outstanding Trust units. While the subordinated units were entitled to receive pro rata distributions from the Trust if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the applicable quarterly subordination threshold, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution made with respect to the subordinated units was reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

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

PART I

Item 1.    Business

Introduction

        ECA Marcellus Trust I is a statutory trust formed in March 2010 under the Delaware Statutory Trust Act, pursuant to a Trust Agreement (the "Trust Agreement") among Energy Corporation of America ("ECA"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Suite 500, Austin, Texas 78701. The telephone number of the Trustee is 1-512-236-6555.

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

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. This completion date was approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust. As of December 31, 2014 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

        The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and together with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term "Producing Wells" means the 14 Producing Wells as defined above, and does not include the 40 PUD Wells, although they also have been completed and are producing. Approximately 50% of the originally estimated natural gas production attributable to the Trust's Royalty Interests had been hedged through March 31, 2014. A more complete description of the hedge contracts (all of which have expired) is provided in "Hedging Contracts Transferred to the Trust" below.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; since then, ECA has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

Historical Target Distributions and Subordination and Incentive Thresholds

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter. Unless it is sooner liquidated, the Trust will liquidate on or about March 31, 2030.

        The amount of Trust revenues and cash distributions to Trust unitholders depend on, among other things:

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

        The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. In order to provide support for cash distributions on the common units for a limited period of time, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold. However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions, and the benefit of the subordination provisions to the holders of the common units, terminated upon the expiration of the Subordination Period.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter. Unless sooner liquidated, the Trust will liquidate on or about March 31, 2030 (the "Termination Date"). At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the Termination Date. Because payments to the Trust will be generated by depleting assets and the Trust has a finite life with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent a return of the original investment in the Trust units.

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

Hedging Contracts Transferred to the Trust

        In connection with the formation of the Trust, ECA transferred to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of certain contracts entered into between ECA and third parties that, at the formation of the Trust, equated to approximately 50% of the estimated natural gas to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap contracts related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period commencing as of April 1, 2010 through June 30, 2012. The price of the floor price hedging contracts was $5.00 per MMBtu for the period commencing October 1, 2010 through March 31, 2014. After March 31, 2014, no hedging arrangements were in effect.

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

        All of the production from the Producing Wells and the PUD Wells is currently gathered by ECA's Greene County Gathering System. The Trust paid the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until ECA's drilling obligation was satisfied in 2011; since then, ECA has been permitted to increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other third-party charges. The Trust's cash available for distribution is reduced by ECA's deductions for these post-production services.

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

        The post-production costs for the Trust's natural gas produced and sold averaged $0.66 and $0.69 per MMBtu for the years ended December 31, 2014 and 2013, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. ECA is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

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

        Future prices for natural gas will directly affect Trust distributions, estimates of reserves attributable to the Trust's interests, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for natural gas, neither the Trust nor ECA can make reliable predictions of future gas supply or demand, future gas prices or the effect of future gas prices on the Trust.

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

        Air Emissions.    The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require ECA to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of natural gas projects. On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas production, processing and transportation activities, including New Source Performance Standards "NSPS" to address emissions of sulfur dioxide and volatile organic compounds "VOCS", and National Emission Standards for Hazardous Air Pollutants "NESHAPS" to address hazardous air pollutants. The final rule seeks to achieve a 95% reduction in VOCs emitted and requires the use of reduced emission completions on all hydraulically-fractured wells constructed or refractured after January 1, 2015. While ECA may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues, ECA does not believe that such requirements will have a material adverse effect on its operations.

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. Those regulations were challenged in federal court. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld EPA's authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. On June 2, 2014, EPA unveiled proposed regulations to limit GHG emissions from existing power plants. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. In early 2014, President Obama announced the "Climate Action Plan," a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. That same day and in support of the effort, EPA announced that it will release a proposed rule in the summer of 2015 that will directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards.

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

        Water Discharges.    The Federal Water Pollution Control Act, as amended ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The term "waters of the United States" has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. On April 21, 2014, the EPA proposed a new definition of "waters of the United States" that, if finalized, would tend to broaden rather than narrow the scope of regulated waters. The Pennsylvania Department of Environmental Protection has adopted a new permitting policy concerning surface water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. In April 2011, PADEP called on all Marcellus Shale natural gas drilling operators to voluntarily cease delivering wastewater to centralized wastewater treatment facilities in the state. EPA has announced that in 2015 it will release proposed Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater, which will establish the process for disposing of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). If ECA is unable to remove and dispose of water at a reasonable cost and within applicable environmental rules,

ECA's ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

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

        Hydraulic Fracturing Regulation.    It is customary to recover natural gas from shale formations, including the Marcellus Shale formation, through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. The U.S. Environmental Protection Agency is continuing to develop its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. The EPA expects to release a draft of the report in early 2015 with a final peer-reviewed report expected in 2016. The results of such a study, once completed, could further spur action towards federal legislation and regulation of hydraulic fracturing activities. The U.S. Bureau of Land Management is expected to release in 2015 a final rule applicable to hydraulic fracturing operations on federal and tribal lands. In early 2014, EPA released its final guidance regarding permitting of hydraulic fracturing operations that use diesel. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under Section 8(a) and 8(d) of the Toxic Substances Control Act related to the reporting of chemical substances and mixtures used in hydraulic fracturing. EPA has announced that in 2015 it will release new Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater discharge. Some states in which we operate and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing, including requirements regarding chemical disclosure, well integrity, water sourcing for use in hydraulic fracturing, and baseline testing of nearby water wells. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Additionally, following the passage of the Oil and Gas Amendments of February 14, 2012 or Act 13, the Pennsylvania Department of Environmental Protection (PADEP) enacted new regulations, which among other things require chemical disclosure, increased setbacks, and water management plans. PADEP continues to implement new regulations specifically applicable to the development of unconventional oil and gas wells and has currently proposed new regulations to govern surface use activities. At the local level, some municipalities have considered passing zoning ordinances that would prohibit oil and gas development and hydraulic fracturing in particular. Any increased federal, state or local regulation could increase operational costs and reduce the volumes of oil and natural gas that ECA produces, which would materially adversely affect its revenues and results of operations. An additional level of regulation and permitting of hydraulic fracturing operations at the federal level, could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult for ECA to perform hydraulic fracturing.

        Endangered Species Act.    The federal Endangered Species Act, as amended ("ESA"), restricts activities that may affect endangered and threatened species or their habitats. As a result of a settlement reached in 2011, the United States Fish and Wildlife Service ("FWS") is required to make a determination on whether to list numerous species as endangered or threatened under the ESA over the next several years. While some of ECA's facilities or leased acreage may be located in areas that are designated as habitat for endangered or threatened species, ECA believes that it is in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause ECA to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

        State regulation.    Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. The Pennsylvania Department of Environmental Protection is required to employ regulatory agencies such as the Pennsylvania Environmental Quality Board to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies per the February 14, 2012 amendments. PADEP continues to implement new regulations specifically applicable to the development of unconventional gas wells and has currently proposed new regulations to govern surface use activities. The Pennsylvania Public Utility Commission is charged by the recent amendments with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require ECA to incur increased operating costs. Realized prices are not currently subject to state regulation or subject to other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ECA's wells and to limit the number of wells or locations ECA can drill.

        ECA believes that it is in substantial compliance with all existing environmental laws and regulations applicable to the current operations of the Underlying Properties and that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. ECA did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2014 and 2013 with respect to the Underlying Properties. Additionally, ECA has informed the Trust that ECA is not aware of any environmental issues or claims that will require material capital expenditures during 2015 with respect to the Underlying Properties. However, there is no assurance that the passage of more stringent laws or implementing regulations in the future will not have a negative impact on the operations of these properties and the cash distributions to the Trust unitholders.

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

Duration of the Trust; Sale of Royalty Interests

        The Trust is expected to remain in existence until the Termination Date, which is March 31, 2030. The Trust will dissolve prior to the Termination Date if:

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

ECA's Right of First Refusal

        ECA has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust. This right of first refusal provides that the Trustee will use commercially reasonable efforts to retain a third-party advisor to market the Perpetual Royalty Interests within 30 business days of the termination of the Trust. If the Trustee receives a bid from a proposed purchaser other than ECA, prior to selling all or part of the Perpetual Royalty Interests, it will be required to give notice (the "Offer Notice") to ECA, identifying the proposed purchaser and setting forth the proposed sale price, payment terms and other material terms of the proposed sale. ECA would then have 30 days from receipt of the Offer Notice to elect, by notice to the Trustee, to purchase the subject properties offered for sale on the terms and conditions set forth in the Offer Notice. If ECA makes such election, the proposed purchaser would be entitled to receive reimbursement of its reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation. ECA and the Trust would share equally the cost of reimbursement to the proposed purchaser.

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

Item 1A.    Risk Factors

         Natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and ECA, and lower prices would reduce proceeds to the Trust and cash distributions to unitholders.

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

        In particular, reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. The Producing Wells have been operational for less than five and a half years, and many of the PUD Wells have been operational for less than three years. Furthermore, the use of horizontal drilling methods on the Underlying Properties is a recent development in the Marcellus Shale, with ECA commencing the drilling of its first horizontal well in the Marcellus Shale in 2007. The lack of operational history for horizontal wells in the Marcellus Shale formation may also contribute to the inaccuracy of estimates of Proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, including variances attributable to a lack of production history within the Marcellus Shale formation, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

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

        Neither the Trust nor the Trust unitholders has any voting rights with respect to ECA and therefore none of them has any managerial, contractual or other ability to influence ECA's activities or operations of the gas properties. In addition, pursuant to the Administrative Services Agreement and the Development Agreement, ECA may transfer operations of any or all of the Trust properties. Any third-party operators may not have the operational expertise of ECA within the AMI. Gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or any future development of, the Underlying Properties. The Trust units are a passive investment that entitles the Trust only to receive cash distributions attributable to the Royalty Interests.

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

        The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates. The average decline rate for the 40 PUD Wells for which ECA now has at least 24 months of production data was approximately 43.5% during the first year.

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

  •
  Substantially all of the production from the Producing Wells and the PUD Wells utilize the Greene County Gathering System. The Trust paid the initial Post-Production Services Fee to ECA for use of such system, which includes ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until ECA's obligation to drill the PUD Wells was satisfied in 2011; thereafter, ECA is permitted to increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System, provided the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

  •
  Any third party post-production costs incurred and associated with the Trust's interests reduces cash received by or available for distribution, including any amounts paid by ECA for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with the agreement ECA has entered into with a third party to obtain firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day at the third party's filed tariff rate, which equates to $0.1878 per MMBtu at a one hundred percent load factor. The rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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

        The amount of costs and expenses borne by the Trust may vary materially from quarter-to-quarter. The extent by which the costs and expenses described above are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders.

         A decrease in the differential between the price realized by ECA for natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

        The prices received for ECA's natural gas production have historically exceeded the relevant benchmark prices, such as NYMEX, that were used for calculating hedge positions, although, during 2013 and 2014, the prices received were often lower than the benchmark prices, and this dynamic could continue in the future. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. ECA cannot accurately predict natural gas differentials. Further decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.

         The Trust has no hedges in place to protect against the price risk inherent in holding interest in natural gas, a commodity that is frequently characterized by significant price volatility.

        At the formation of the Trust, approximately fifty percent of the estimated natural gas production attributable to the Royalty Interests was hedged from April 1, 2010 through March 31, 2014. From inception through the termination of the hedging arrangements, the Trust received approximately $35 million that it would not have received without the hedging arrangements. The last of the hedging arrangements expired March 31, 2014. Consequently, unitholders no longer have the benefit of any hedging arrangements, and all production after such date will be subject to the price risks inherent in holding interests in natural gas, a commodity that is frequently characterized by significant price volatility.

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

         The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests.

        The Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests and hedge agreements (after deducting any amounts owed to ECA pursuant to the natural gas swap agreements) are less than $1.5 million for any four consecutive quarters. Sale of all the Royalty Interests will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders. Unless sooner terminated, the Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. The Term Royalty Interests will automatically revert to ECA at the Termination Date, while the Perpetual Royalty Interests will be sold and the proceeds will be distributed to the unitholders (including ECA to the extent of any Trust units it owns) at the Termination Date or soon thereafter. ECA has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust.

         The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the common units.

        As of December 31, 2014, ECA held no common units, while select Private Investors held common units. In connection with its formation, the Trust granted registration rights to the Private Investors which would facilitate sales of common units by such holders. In 2012 the Trust filed a registration statement on Form S-3 pursuant to the registration rights agreement. During the year ended December 31, 2014, ECA disposed all of its remaining units through transfer or sale. If the Private Investors sell or offer to sell a substantial number of units, the market price of the units could be adversely affected.

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

  •
  ECA can purchase or sell Trust units without considering the effects the transaction may have on common unit prices or on the Trust itself. Additionally, ECA can vote its Trust units in its sole discretion.

         The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

        The business and affairs of the Trust are administered by the Trustee. Voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, including Trust units held by ECA, if any, at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public unitholders to remove or replace the Trustee without the cooperation of ECA (if at the time it holds a significant percentage of total Trust units) or other holders of a substantial percentage of the outstanding Trust units.

         Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and ECA's liability to the Trust is limited.

        The Trust Agreement permits the Trustee and the Trust to sue ECA or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the PDP and PUD Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, Trust unitholders' recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder's ability to directly sue ECA or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue ECA or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, ECA is not liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith.

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

        Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in February 2015 the Governor of Pennsylvania proposed a 5 percent severance tax on the value of natural gas at the wellhead plus4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact ECA, could result in increased operating costs and have a material adverse effect on ECA's financial condition and results of operations. For example, Congress has previously considered legislation that, if adopted in its proposed form, would subject companies involved in natural gas and oil exploration and production activities to, among other items the elimination of most U.S. federal tax incentives and deductions available to natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. Additionally, the Pennsylvania Environmental Quality Board has proposed amendments to Pennsylvania's oil and gas regulations to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies, including reporting the list of chemicals used in hydraulic fracturing or to stimulate the well.

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

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of ECA's operations due to its handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, ECA could be subject to joint and several strict liabilities for the removal or remediation of previously released materials or property contamination regardless of whether ECA was responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which ECA's wells are drilled and facilities where ECA's petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage or to recover some or all of the costs of the removal or remediation of released materials. In addition, the risk of accidental spills or releases could expose ECA to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require ECA to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. ECA may not be able to recover some or any of these costs from insurance.

         Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the natural gas that ECA produces while the physical effects of climate change could disrupt ECA's production and cause ECA to incur significant costs in preparing for or responding to those effects.

        In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present a danger to public health and the environment. These findings allow the agency to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. Those regulations were challenged in federal court. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain an air permit. However, the Supreme Court upheld the EPA's authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. On June 2, 2014, the EPA unveiled proposed regulations to limit GHG emissions from existing power plants. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. In early 2014, President Obama announced the "Climate Action Plan," a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. That same day and in support of the effort, EPA announced that it will release a proposed rule in the Summer of 2015 that will directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards.

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

        Various federal, state and local governments are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions and temporary or permanent bans on hydraulic fracturing. For instance, the Governor of New York announced in December 2014 that the state would maintain its current moratorium on hydraulic fracturing. At the local level, some municipalities have considered passing zoning ordinances that would prohibit oil and gas development and hydraulic fracturing in particular.

        The EPA is continuing to develop its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. The EPA expects to release a draft of the report in early 2015 with a peer-reviewed report expected in 2016. The results of such a study could further spur action towards federal legislation and regulation of hydraulic fracturing activities. If ECA is unable to remove and dispose of water at a reasonable cost and in compliance with applicable environmental rules, ECA's ability to produce natural gas commercially and in commercial quantities from the Underlying Properties could be impaired.

        In early May 2014, EPA released its final guidance regarding permitting of hydraulic fracturing operations that use diesel. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under Section 8(a) and 8(d) of the Toxic Substances Control Act related to the reporting of chemical substances and mixtures used in hydraulic fracturing. The EPA has announced that in 2015 it will release new Clean Water Act effluent guidelines applicable to unconventional oil and gas wastewater. In April 2012, the EPA issued regulations specifically applicable to the oil and gas industry that will require operators to significantly reduce VOC emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions on all hydraulically fractured wells constructed or refractured after January 1, 2015. The U.S. Department of the Interior, Bureau of Land Management "BLM" published a revised proposed rule on May 24, 2013 that would update existing regulation for hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. BLM is expected to release a final rule in 2015.

        In February 2012, Pennsylvania passed Act 13, which amended Pennsylvania's Oil and Gas Act to require, among other things, additional information in the stimulation record including water source identification and volume as well as a list of chemicals used to stimulate the well, including chemicals used in hydraulic fracturing. The Act requires PADEP to expand its reporting and permitting policy concerning water and chemical additives utilized in the process. Water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites are currently regulated and being reviewed. The amendments implemented or require increased requirements for reporting, management, and treatment of these fluids as well as limitations on their discharge to receiving waters, requirements for containment plans for spills and a rebuttable presumption of liability for contamination of water supply near unconventional wells. Increased distances for drill pads from property lines and waterways are required as well as required additional notices to municipalities. Impact fees have also been authorized to be imposed on producers. These require additional reporting and payment of fees and any outstanding penalties in order for additional wells to be permitted. As required by Act 13, PADEP continues to implement new regulations specifically applicable to the development of unconventional oil and gas wells and has currently proposed new regulations to govern surface use activities. The adoption of these and any other federal or state laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult for ECA to complete natural gas wells in the Marcellus Shale as well as increase its costs of compliance and doing business.

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

        The Trust is required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The current tax rate of 0.067% is currently scheduled to be reduced to 0.045% in 2015 and to be completely phased out in 2016. This schedule may be altered and the taxes left in place subject to the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to you and, therefore, negatively impact the value of an investment in the Trust units.

         If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes that are borne by the Trust.

        Although Pennsylvania has historically not imposed a severance tax on the production of natural gas, in February 2015 the Governor of Pennsylvania proposed enactment of a 5.0% severance tax on the value of natural gas at the wellhead plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

         The tax treatment of publicly traded partnerships or an investment in our Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The current United States federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units, may be modified by administrative, legislative or judicial interpretation at any time. President Obama's budget proposal for 2016 includes a provision that would treat publicly traded partnerships for fossil fuels as corporations effective beginning 2021. In the past members of Congress previously considered substantive changes to the existing United States federal income tax laws that affect certain publicly traded partnerships. Any modification to the United States federal income tax laws or interpretations thereof could cause the Trust to be taxed as a corporation or make it difficult or impossible to meet the requirements for the Trust to be treated as a partnership for United States federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in the Trust, change the character or treatment of portions of the Trust income and adversely affect an investment in the Trust's units. Moreover, any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively. Any potential change in law or interpretation thereof could negatively impact the value of an investment in the Trust units.

        Under current law for the taxable year ending December 31, 2014, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 39.6% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.

        In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals. For these purposes, net investment income generally includes a Trust unitholder's allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. The tax will be imposed on the lesser of (i) the Trust unitholder's net income from all investments, or (ii) the amount by which the Trust unitholder's adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).

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

        Among the changes contained in President Obama's Budget Proposal for Fiscal Year 2016 (the "2016 Budget") is the elimination of certain key United States federal income tax preferences relating to natural gas exploration and production. The 2016 Budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources effective in 2016. Specifically, the 2016 Budget proposes to repeal the deduction for percentage depletion with respect to oil and natural gas wells, including interests such as the Perpetual Royalty Interests, in which case only cost depletion would be available.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by ECA and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2014 the total gas reserves attributable to the Trust interests were 54.5 Bcf. ECA continues to be the operator of all of the wells subject to the Royalty Interests although, as of January 1, 2013, it is no longer contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Net Profits Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2014. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalty Interests.    The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2014, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2014 through December 31, 2014, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded a price for natural gas of $3.89 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse ECA for post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 16, 2014 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (Bcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	54,451	$172,251	$83,720

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

        Internal Controls.    Ryder Scott, the independent petroleum engineering consultant, estimated, in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC, all of the proved reserve information in this report. These reserves estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. These same industry wide applied techniques are used in determining our estimated reserve quantities. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineers' Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. ECA's internal control over its reserve reporting process is designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance. Internal reserve preparation is performed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager. These individuals consult regularly with Ryder Scott during the reserve estimation process to review properties, assumptions, and any new data available. Additionally, ECA's senior management reviewed and approved all Ryder Scott reserve reports contained herein.

        ECA's reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over seven years of oil and gas industry experience in Reservoir Engineering. During that time, he has focused on reserves estimates and project economics.

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

        ECA generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust unitholders. In addition, ECA may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust not to exceed $5.0 million during any 12-month period. These releases will be made only in connection with a sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. ECA operates all of the wells subject to the Royalty Interests although, as of January 1, 2013, it is no longer contractually obligated to the Trust to continue as the operator. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. ECA has not identified for sale any of the Underlying Properties.

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

        ECA believes that its title to the Underlying Properties, and the Trust's title to the Royalty Interests, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests. Prior to drilling a PUD Well, ECA obtained a preliminary title review to ensure there were no obvious defects in title to the well. ECA conducted a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells.

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

  •
  any taxes levied on the severance or production of the natural gas produced from the Producing Wells and any property taxes attributable to the natural gas production attributable to the Producing Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu of gas gathered until ECA fulfilled its drilling obligation in 2011, after which ECA was permitted to increase the Post-Production Service Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

        Proceeds payable to the Trust from the sale of natural gas production attributable to the Producing Wells in any calendar quarter are not subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas attributable to the Producing Wells, including any costs to plug and abandon a Producing Well.

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

  •
  any taxes levied on the severance or production of the natural gas produced from the PUD Wells and any property taxes attributable to the gas produced from the PUD Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production charges on the Greene County Gathering System were limited to $0.52 per MMBtu of gas gathered until ECA fulfilled its drilling obligation in 2011, after which ECA was permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

Proceeds, if any, payable to the Trust from the sale of natural gas attributable to the PUD Wells in any calendar quarter:

  •
  are determined on the basis that ECA's working interest with respect to the PUD Wells is not subject to burdens (landowner's royalties and other similar interests) in excess of 12.5% of the proceeds from gas production attributable to ECA's interest; and

  •
  are subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas production attributable to the underlying PUD properties, including any costs to plug and abandon a well included in the underlying PUD properties.

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

        ECA may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust up to $5.0 million during any twelve-month period. These releases will be made only in connection with a sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests.

        ECA must maintain books and records sufficient to determine the amounts payable for the Royalty Interests to the Trust. Quarterly and annually, ECA must deliver to the Trustee a statement of the computation of the proceeds for each computation period as well as quarterly drilling and production results.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." The high and low closing sales prices per unit for each quarter in 2013 and 2014 were as follows:

Quarter	High	Low
2013
First Quarter (January 1 through March 31)	$18.95	$10.30
Second Quarter (April 1 through June 30)	$13.70	$9.19
Third Quarter (July 1 through September 30)	$10.66	$9.20
Fourth Quarter (October 1 through December 31)	$10.37	$7.00
2014
First Quarter (January 1 through March 31)	$9.23	$8.00
Second Quarter (April 1 through June 30)	$8.87	$6.88
Third Quarter (July 1 through September 30)	$7.38	$5.48
Fourth Quarter (October 1 through December 31)	$5.45	$3.05

        At December 31, 2014, the 17,605,000 units outstanding were held by 39 unitholders of record.

Distributions

        Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders, as described elsewhere in this report. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 45th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2013 and 2014, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2013
Net proceeds	$8,243	$8,661	$7,045	$6,573	$30,522
General and administrative	$441	$264	$164	$201	$1,070
Distributable income	$7,802	$8,397	$6,881	$6,372	$29,452
Distributable income per common unit	$0.443	$0.477	$0.391	$0.362	$1.673
2014
Net proceeds	$6,794	$5,345	$3,740	$3,301	$19,180
General and administrative	$407	$393	$168	$136	$1,104
Distributable income	$5,887	$4,951	$3,572	$3,165	$17,575
Distributable income per common unit	$0.334	$0.281	$0.203	$0.180	$0.998

        Subsequent to year end, on or before February 28, 2015, a distribution of $0.18 per unit was paid to Trust common unitholders owning Trust common units as of February 19, 2015.

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2014.

Item 6.    Selected Financial Data.

        The following is a summary of net proceeds, distributable income, and distributable income per unit by quarter in 2010, 2011, 2012, 2013 and 2014 (all amounts in thousands except distributable income per unit):

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2010
Net proceeds	N/A	$5,566	$7,918	$9,188	$22,672
Distributable income	N/A	$4,789	$7,419	$8,809	$21,017
Distributable income per common unit	N/A	$0.272	$0.421	$0.500	$1.193
Distributable income per subordinated unit	N/A	$0.272	$0.421	$0.500	$1.193
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per common unit	$0.524	$0.631	$0.630	$0.594	$2.379
Distributable income per subordinated unit	$0.524	$0.631	$0.630	$0.594	$2.379
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644
2013
Net proceeds	$8,243	$8,661	$7,045	$6,573	$30,522
Distributable income	$7,802	$8,397	$6,881	$6,372	$29,452
Distributable income per common unit	$0.443	$0.477	$0.391	$0.362	$1.673
2014
Net proceeds	$6,794	$5,345	$3,740	$3,301	$19,180
Distributable income	$5,887	$4,951	$3,572	$3,165	$17,575
Distributable income per common unit	$0.334	$0.281	$0.203	$0.180	$0.998

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this Form 10-K for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the twelve months ended December 31, 2014 compared to twelve months ended December 31, 2013

        Distributable income for the year ended December 31, 2014 decreased to $17.6 million from $29.5 million for the year ended December 31, 2013. Compared to the year ended December 31, 2013,

royalty income decreased $4.6 million, hedge proceeds decreased $6.8 million, and general and administrative expenses increased slightly. During the year ended December 31, 2014 the Trustee withheld $0.5 million of cash reserves; no reserves were withheld or released during the year ended December 31, 2013.

        Royalty income decreased from $23.5 million for the year ended December 31, 2013 to $18.9 million for the year ended December 31, 2014, a decrease of $4.6 million. This decrease was due to a decrease in the average realized price and a decrease in production, partially offset by a decrease in post production costs.

        The average price realized for the year ended December 31, 2014 decreased $0.63 per Mcf to $3.27 per Mcf as compared to $3.90 for the year ended December 31, 2013. This decrease was the result of a decrease in the average hedged price primarily as a result of all hedge contracts expiring as of March 31, 2014. This decrease was partially offset by an increase in the average sales price for gas production, and a decrease in post-production costs. The average sales price, before the effects of hedges and post production costs, increased from $3.71 per Mcf for the year ended December 31, 2013 to $3.90 per Mcf for the year ended December 31, 2014. This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $4.42 per MMBtu compared to the year ended December 31, 2013 weighted average monthly closing NYMEX price of $3.65 per MMBtu, largely offset by a $0.59 decrease in the average Basis compared to the prior period.

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.68 per Mcf for the year ended December 31, 2014 as compared to $0.71 per Mcf for the year ended December 31, 2013. Post-production costs were lower than the previous year primarily as a result of a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC ("TCO") as well as additional wells being drilled in the Greene County area, unrelated to the Trust, that share in the allocation of these costs. Effective March 1, 2013, TCO's filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor. This decrease was partially offset by an increase of $0.02 per Mcf in the charges for gathering related to system enhancements to increase production on certain wells. Also impacting the change in costs was a one time cash refund of approximately $0.3 million from TCO that was received in the previous year.

        Production decreased 25% from 7,835 MMcf for the year ended December 31, 2013 to 5,872 MMcf for the year ended December 31, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

        Hedged volumes covered by a $5.00 per MMBTU floor contract decreased from 5,241,000 MMBtu for the year ended December 31, 2013 to 1,092,000 MMBtu for the year ended December 31, 2014. The proceeds of $7.1 million received by the Trust for the year ended December 31, 2013 as compared to the $0.3 million received for the year ended December 31, 2014, decreased primarily as a result of the decrease in the volumes covered by floor contracts as well as the increase in the average NYMEX price as discussed previously. The floor hedging arrangements terminated March 31, 2014. Distributions after the hedging arrangements terminated may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

        General and administrative expenses paid by the Trust were $1.1 million for each of the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, increases in professional fees for audit and legal services were offset by decreases in professional fees for tax services and the administrative fee paid to the Trustee as a result of the timing of billing in the previous year. During the year ended December 31, 2014, the Trustee established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. The establishment of the cash reserve decreased distributable income for the year ended December 31, 2014.

        At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized since inception of the Trust prior to December 31, 2014.

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

        Royalty income increased from $23.2 million for the year ended December 31, 2012 to $23.5 million for the year ended December 31, 2013, an increase of $0.3 million. This increase was due to an increase in the average realized price and a decrease in post-production costs, partially offset by a decrease in production.

        The average price realized for the year ended December 31, 2013 increased $0.57 per Mcf to $3.90 per Mcf as compared to $3.33 for the year ended December 31, 2012. This increase was the result of an increase in the average sales price for gas production, and a decrease in post-production costs, partially offset by a decrease in the average hedged price. The average sales price, before the effects of hedges and post-production costs, increased from $2.87 per Mcf for the year ended December 31, 2012 to $3.71 per Mcf for the year ended December 31, 2013. This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.65 per MMBtu compared to the year ended December 31, 2012 weighted average monthly closing NYMEX price of $2.78 per MMBtu, partially offset by a $0.03 decrease in the average Basis compared to the prior period.

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.71 per Mcf for the year ended December 31, 2013 as compared to $0.75 per Mcf for the year ended December 31, 2012. Post-production costs were lower than the previous year primarily as a result of a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC ("TCO"). Effective March 1, 2013, TCO's filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor. Also, a one-time cash refund of approximately $0.3 million from TCO representing retroactive application of the reduced rate covering the period from January 2012 through February 2013 was received in June 2013. These decreases were partially offset by an increase of $0.01 per Mcf in the charges for electricity (used in lieu of gas) for compression.

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

        The fixed price swap contracts terminated June 30, 2012. The floor hedging arrangements terminated March 31, 2014. Distributions after the hedging arrangements terminate may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

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

Overview

        The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee. The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate. The Trust derives all or substantially all of its income and cash flows from the Royalty Interests, which in turn were subject to the hedge contracts described under "Hedging Contracts Transferred to the Trust" in Part I, Item 1. The Trust is treated as a partnership for federal and state income tax purposes.

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into common units on December 31, 2012. The last cash distribution supported by the subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all trust units share in all cash distributions on a pro rata basis. As of December 31, 2014 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

        The Royalty Interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests was hedged through March 31, 2014.

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; since then, ECA has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about 60 days following the completion of each quarter. The first quarterly distribution was made on August 31, 2010 to record unitholders as of August 16, 2010. Unless sooner terminated, the Trust will terminate in March 2030.

        The amount of Trust revenues and cash distributions to Trust unitholders depends on, among other things:

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

        The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. In order to provide support for cash distributions on the common units for a limited period of time, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units which was at least equal to the applicable quarterly subordination threshold. However, if there was not sufficient cash to fund such a distribution on all Trust units, the distribution with respect to the subordinated units was reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate these Trust units, and in order to provide additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner, ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the subordination threshold for such quarter. ECA's right to receive the incentive distributions, and the benefits of the subordination provision to the holders of common units, terminated upon the expiration of the Subordination Period.

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

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2014 is provided in the following table (in thousands):

	Payments Due by Year
	2015	2016	2017	2018	2019	Thereafter	Total
Administrative services fee	$60.0	$60.0	$60.0	$60.0	$60.0	$555.0	$855.0
Trustee administrative fee	150.0	150.0	150.0	150.0	150.0	1,387.5	2,137.5
Delaware trustee fee	2.5	2.5	2.5	2.5	2.5	23.1	35.6

	$212.5	$212.5	$212.5	$212.5	$212.5	$1,965.6	$3,028.1

        Pursuant to the terms of the Administrative Services Agreement with ECA, the Trust is obligated to pay ECA an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by ECA on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an administrative fee of $150,000 per year until January 1, 2016, after which date the fee will be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/– 3% in any one year. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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

New Accounting Pronouncements

        In August 2014, the FASB issued guidance related to financial statement presentation regarding disclosures about an entity's ability to continue as a going concern. The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Trust does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on our financial statements.

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

        Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the Royalty Interests are not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those unitholders' additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are reflected net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2014, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust has therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. The independent firm advised the Trust that 11.5% was the appropriate market weighted average cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized since inception of the Trust prior to December 31, 2014. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Hedge Contracts

        The primary asset of and source of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in gas prices. Through March 31, 2014, however, the Royalty Interests were subject to the hedge contracts described below, which were expected to reduce the Trust's exposure to natural gas price volatility.

        The hedging contracts consisted of natural gas derivative floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equated to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from January 1, 2014 through March 31, 2014. The floor price under the hedging contracts, which terminated March 31, 2014, was $5.00 per MMBtu.

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

        As of March 31, 2014, all hedge contracts held previously held by the Trust have expired, and therefore the Trust will have greater exposure to market risk from the fluctuation in natural gas prices.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2014 and 2013, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECA Marcellus Trust I as of December 31, 2014 and 2013 and its distributable income for each of the three years in the period ended December 31, 2014—in conformity with the basis of accounting described in Note 3.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Trustee of ECA Marcellus Trust I is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, ECA Marcellus Trust I maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2014 and 2013, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania March 16, 2015

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2014	2013
ASSETS:
Cash	$403,890	$1,488,231
Royalty income receivable	3,301,440	4,915,471
Floor price contracts	—	480,480
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(285,008,719)	(118,145,132)

Net royalty interest in gas properties	67,091,281	233,954,868

Total Assets	$70,796,611	$240,839,050

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$3,165,307	$6,372,545
Trust corpus; 17,605,000 common units authorized, issued and outstanding	67,631,304	234,466,505

Total Liabilities and Trust Corpus	$70,796,611	$240,839,050

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Royalty income	$18,911,298	$23,471,407	$23,150,405
Hedge proceeds	268,632	7,050,579	13,245,734

Net proceeds to Trust	$19,179,930	$30,521,986	$36,396,139
General and administrative expense	(1,104,430)	(1,069,899)	(1,284,906)
Interest income	28	51	950

Income available for distribution prior to cash reserves	$18,075,528	$29,452,138	$35,112,183
Cash reserves withheld by Trustee	(500,000)	—	500,000

Distributable income available to unitholders	$17,575,528	$29,452,138	$35,612,183

Distributable income per common unit (17,605,000 units authorized and outstanding for 2014 and 2013; 13,203,750 for 2012)	$0.998	$1.673	$2.482

Distributable income per subordinated unit (Zero outstanding for 2014 and 2013; 4,401,250 subordinated units authorized and outstanding for 2012)	$—	$—	$0.644

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Trust Corpus, Beginning of Period	$234,466,505	$266,966,362	$304,853,821
Cash reserves withheld	500,000	—	(500,000)
Distributable income	17,575,528	29,452,138	35,612,183
Distributions paid or payable to unitholders	(17,566,662)	(29,448,267)	(35,603,650)
Amortization of royalty interest in gas properties	(22,724,317)	(30,197,688)	(40,791,032)
Impairment of royalty interest in gas properties	(144,139,270)	—	—
Amortization of floor price contracts	(480,480)	(2,306,040)	(1,562,880)
Write-off of floor premiums payable	—	—	4,957,920

Trust Corpus, End of Period	$67,631,304	$234,466,505	$266,966,362

See notes to the audited financial statements.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

        ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America ("ECA") to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the "Producing Wells") and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the "PUD Wells") within the "Area of Mutual Interest," or "AMI", comprising approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010. The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units. Prior to December 31, 2012, 13,203,750 were common units and 4,401,250 were subordinated units. The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and collectively with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells. As of the formation of the Trust, approximately 50% of the originally estimated natural gas production attributable to the Trust's Royalty Interests had been hedged with a combination of floors and swaps through March 31, 2014. The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts ECA entered into with third parties.

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells, calculated as provided in the Development Agreement. Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA's drilling obligations has been released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests. The Trust's cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter. Unless sooner liquidated, the Trust will liquidate on or about March 31, 2030 (the "Termination Date"). At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the termination of the Trust.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the years ended December 31, 2014, 2013 and 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether impairment charge is necessary to its investment in the

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2014, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust has therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. The independent firm advised the Trust that 11.5% was the appropriate market weighted average cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized since inception of the Trust prior to December 31, 2014. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Recent Accounting Pronouncements:

        In August 2014, the FASB issued guidance related to financial statement presentation regarding disclosures about an entity's ability to continue as a going concern. The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Trust does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on our financial statements.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4. Commodity Hedges

        The Trust is exposed to risk fluctuations in energy prices in the normal course of operations. ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties. The volumes covered by these agreements equate to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts, which expired on June 30, 2012, related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period from April 1, 2010 through June 30, 2012. The price of the floor hedging contracts was $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014. The Trust used the cash method to account for commodity contracts. Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs. Hedge proceeds realized for the years ended December 31, 2014, 2013 and 2012 totaled $268,632, $7,050,579 and $13,245,734, respectively. The fair market values of the commodity contracts were not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

NOTE 5. Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2014 or 2013.

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

Related Party Ownership and Registration Rights Agreement:

        Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA may

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

publicly offer and sell up to 4,573,128 common units. ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA offered to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust. The registration statements were declared effective on February 8, 2013. In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement. As of December 31, 2013, ECA held a total of 2,268,401 (approximately 12.9%) of the outstanding common units of the Trust. During the year ended December 31, 2014, ECA disposed of its remaining 2,268,401 common units through transfer or sale.

Supplemental Reserve Information (Unaudited):

        Information regarding estimates of the proved natural gas reserves attributable to the Trust is based on reports prepared by independent petroleum engineering consultants. Such estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the estimates were based on existing economic and operating conditions. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available.

        The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

        The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants, Ryder Scott Company, L.P.

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from January 1, 2012 to December 31, 2014:

Natural Gas (MMcf)
Proved reserves:
Balance at January 1, 2012	81,718

Revisions of previous estimates	(2,255)
Production	(10,931)

Balance at December 31, 2012	68,532

Revisions of previous estimates	(244)
Production	(7,835)

Balance at December 31, 2013	60,453

Revisions of previous estimates	(130)
Production	(5,872)

Balance at December 31, 2014	54,451

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of FASB ASC topic Extractive Activities—Oil and Gas. Future cash inflows were computed by applying hydrocarbon prices based on the average prices during the 12-month period prior to the ending date of the period covered the applicable reserve report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. The following is the standardized measure of discounted future net cash flows as of December 31 (in thousands):

	2014	2013	2012
Future cash inflows	$212,001	$223,537	$197,648
Future production taxes	—	—	—
Future production costs	(39,750)	(44,131)	(51,524)

Future net cash flows before discount	172,251	179,406	146,124
10% discount to present value	(88,531)	(91,036)	(67,017)

Standardized measure of discounted future net cash flows(1)	$83,720	$88,370	$79,107

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from January 1, 2012 to December 31, 2014 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2012	$165,525
Net proceeds to the Trust	(36,396)
Revisions of previous estimates	(2,602)
Accretion of discount	16,553
Net change in price and production cost	(61,674)
Other	(2,299)

Standardized measure, December 31, 2012	$79,107
Net proceeds to the Trust	(30,522)
Revisions of previous estimates	(360)
Accretion of discount	7,911
Net change in price and production cost	18,664
Other	13,570

Standardized measure, December 31, 2013	$88,370
Net proceeds to the Trust	(19,180)
Revisions of previous estimates	(200)
Accretion of discount	8,837
Net change in price and production cost	4,133
Other	1,760

Standardized measure, December 31, 2014	$83,720

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by ECA to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of the Trust Agreement and the conveyances, the Trustee relies on (i) information provided by ECA, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (ii) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K, for a description of certain risks relating to these arrangements and reliance on information when reported by ECA to the Trustee and recorded in the Trust's results of operations.

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2014. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 59.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2014, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. The Trustee is not aware of any 10 percent unitholder having failed to comply with Section 16(a) filing requirements in 2014.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2012, 2013 and 2014, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 13, 2015.

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

Administrative Services

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to ECA. General and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2014, 2013 and 2012 include $60,000 in administrative fees for each year. ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by ECA of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the Services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the Services relating to the Subject Interests being transferred.

Trustee Administration Fee

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust's statements of distributable income for the twelve months ended December 31, 2014, 2013 and 2012 included administrative fees of $150,000, $187,500, and $150,000, respectively. Any variances from the annual fee are the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

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

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2015. During fiscal 2014, 2013 and 2012, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2014, 2013 and 2012 by Ernst & Young LLP:

	2014	2013	2012
Audit fees(1)	$141,725	$130,000	$125,000
Audit -related fees			—
Tax fees	155,150	187,050	220,860
All other fees	—	—	—

Total fees	$296,875	$317,050	$345,860

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

ECA MARCELLUS TRUST I
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.
By:	/s/ SARAH NEWELL Sarah Newell Vice President

March 16, 2015

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

December 16, 2014

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue, Suite 500
Austin, Texas 78701
Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2014. The Trust was formed by Energy Corporation of America (ECA) to own royalty interests in natural gas properties owned and operated by ECA in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on December 16, 2014 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations. The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2014.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2014, are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the "as of date" of in this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2014

Total Proved Producing
Net Remaining Reserves
Gas—MMCF	54,451
Income Data
Future Gross Revenue	$212,000,965
Deductions	39,749,500

Future Net Income (FNI)	$172,251,465
Discounted FNI @ 10%	$83,719,725

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

        The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. Furthermore, the Trust owns only a royalty interest, and the deductions shown as "Other" deductions incorporate the Trust's share of post-production costs including gathering, compression, and transportation fees. The future net income is before the deduction of state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income. Gas reserves account for 100 percent of total future gross revenue from proved reserves.

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

Discounted Future Net Income As of December 31, 2014
Discount Rate Percent	Total Proved
5	$112,817,574
8	$93,366,254
12	$75,865,709
15	$66,489,890

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

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. Any volumes of gas consumed in operations are not included herein as reserves because projections of reserves are based on monthly sales volumes.

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

        All of the proved reserves for the properties included herein were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis which utilized extrapolations of historical production and pressure data available through mid-November 2014. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

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

Hydrocarbon Prices

        The hydrocarbon prices used herein are based on SEC price parameters using the average prices during the 12-month period prior to the "as of date" of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements. For hydrocarbon products sold under contract, the contract prices, including fixed and determinable escalations, exclusive of inflation adjustments, were used until expiration of the contract. Upon contract expiration, the prices were adjusted to the 12-month unweighted arithmetic average as previously described.

        ECAfurnished us with the above mentioned average prices in effect on December 31, 2014. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark prices appropriate to the geographic area where the hydrocarbons are sold. These benchmark prices are prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report.

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

Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$4.35/MMBTU	$3.89/MCF

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

Standards of Independence and Professional Qualification

        Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world since 1937. Ryder Scott is employee-owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. We have over eighty engineers and geoscientists on our permanent staff. By virtue of the size of our firm and the large number of clients for which we provide services, no single client or job represents a material portion of our annual revenue. We do not serve as officers or directors of any privately-owned or publicly-traded oil and gas company and are separate and independent from the operating and investment decision-making process of our clients. This allows us to bring the highest level of independence and objectivity to each engagement for our services.

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

        We are independent petroleum engineers with respect to the Trust or ECA. Neither we nor any of our employees have any financial interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

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

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2014 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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

Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPE Firm Registration No. F-1580
/s/ STEPHEN E. GARDNER Stephen E. Gardner, P.E. Colorado License No. 44720 Senior Vice President
SEG (DCR)/pl
[Seal]

Professional Qualifications of Primary Technical Person

        The conclusions presented in this report are the result of technical analysis conducted by teams of geoscientists and engineers from Ryder Scott Company, L.P. Mr. Stephen E. Gardner is the primary technical person responsible for the estimate of the reserves, future production and income.

        Mr. Gardner, an employee of Ryder Scott Company, L.P. (Ryder Scott) since 2006, is a Senior Vice President responsible for ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. For more information regarding Mr. Gardner's geographic and job specific experience, please refer to the Ryder Scott Company website at www.ryderscott.com/Experience/Employees.

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2013 continuing education hours, Mr. Gardner attended a six hour conference relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. In April 2013, Mr. Gardner attended a client-based technical conference in Denver, Colorado which covered production flow regimes and forecasting techniques for unconventional wells and the application of various SEC regulations in unconventional resource plays. Then in June 2013, Mr. Gardner attended the SPEE Annual Meeting held in Coeur d'Alene, Idaho which included various reserves evaluation and reporting topics and a short course on SPEE Monograph 3. In August 2013, Mr. Gardner attended the Unconventional Resources Technology Conference in Denver, Colorado which focused on developed and emerging unconventional oil and gas plays and related technologies. In addition, Mr. Gardner attended various local SPE and SPEE discussions during 2013 covering topics such as natural gas pricing, Bakken well completions, Colorado's current regulatory environment, production forecasting uncertainty in fractured horizontal wells, and more.

        Based on his educational background, professional training and more than eight years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).

3.2		—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

10.1	(1)	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.2	(1)	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	(1)	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein.

10.4	(1)	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.5	(1)	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation.

10.6	(1)	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.

10.7	(1)	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.8	(1)	—	Development Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.11	(1)	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.12	(1)	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.

10.13		—	Underwriting Agreement dated as of July 1, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800).

10.14		—	Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800).

23.1	*	—	Consent of Ernst & Young LLP

23.2	*	—	Consent of Ryder Scott Company, L.P.

31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
99.1	—	Report of Ryder Scott Company, L.P. dated December 16, 2014 (incorporated by reference to Appendix A to this Annual Report on Form 10-K for the year ended December 31, 2014 [File No. 001-34800])

(1)
Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).

*
Filed herewith.