Form 10-Q
period 2015-03-31
ECA Marcellus Trust I
filed 2015-05-08
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

As of May 7, 2015, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
ASSETS:
Cash	$87,617	$403,890
Royalty income receivable	2,125,936	3,301,440

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(286,498,877)	(285,008,719)
Net royalty interest in gas properties	65,601,123	67,091,281

Total Assets	$67,814,676	$70,796,611

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	1,477,123	3,165,307
Cash advance from Energy Corporation of America	200,000	—

Trust corpus; 17,605,000 common units authorized, issued and outstanding	66,137,553	67,631,304

Total Liabilities and Trust Corpus	$67,814,676	$70,796,611

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Royalty income	$2,125,936	$6,525,124
Hedge proceeds	—	268,632

Net proceeds to Trust	$2,125,936	$6,793,756

General and administrative expense	(648,817)	(406,950)
Interest income	4	—

Income available for distribution prior to cash reserves	$1,477,123	$6,386,806

Cash reserves withheld by Trustee	—	(500,000)

Distributable income available to unitholders	$1,477,123	$5,886,806

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.084	$0.334

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Trust Corpus, Beginning of Period	$67,631,304	$234,466,505
Cash reserves withheld (released)	—	500,000
Distributable income	1,477,123	5,886,806
Distributions paid or payable to unitholders	(1,480,716)	(5,887,271)
Amortization of royalty interest in gas properties	(1,490,158)	(5,948,068)
Amortization of floor price contracts	—	(480,480)

Trust Corpus, End of Period	$66,137,553	$228,537,492

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprising approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units.  The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells. As of the formation of the Trust, approximately 50% of the originally estimated natural gas production attributable to the Trust’s Royalty Interests had been hedged with a combination of floors and swaps through March 31, 2014. The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts ECA entered into with third parties.

ECA was obligated to drill all of the PUD Wells no later than March 31, 2014.  As of November 30, 2011, ECA had met its drilling obligation and had drilled 52.06 Equivalent PUD Wells.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests.  The Trust’s cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”) payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust is charged for the electric usage as provided for in the Trust conveyance documents.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter.  Unless sooner liquidated, the Trust is scheduled to liquidate on or about March 31, 2030 (the “Termination Date”). At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests upon termination of the Trust.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2015 and 2014 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums did not reduce Distributable Income, rather it was charged directly to Trust Corpus. Floor price contract premiums became fully amortized as of March 31, 2014. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Accounting Standard Codification (ASC) 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts (“ASC 932”).  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis.  No impairment in the Underlying Properties has been recognized during the quarter ended March 31, 2015.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes originally covered by these agreements equated to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts expired on June 30, 2012. The floor contracts, which expired March 31, 2014, had a price of $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust used the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts were recognized at the time the hedged production occurred.  Hedge proceeds realized for the quarters ended March 31, 2015 and 2014 totaled $0 and $268,632, respectively.  After March 31, 2014, no hedge arrangements were in effect.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended March 31, 2015.

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

Cash Advance:

During the quarters ended March 31, 2015 and 2014, and pursuant to an agreement dated July 7, 2010, ECA advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they become due.  ECA recovered the advances by withholding $200,000 from royalty income proceeds payable to the Trust for the quarters ended March 31, 2015 and 2014.

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA could publicly offer and sell up to 4,573,128 common units.  ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA could publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust.  The registration statements were declared effective on February 8, 2013.  In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form S-4.  During May 2014, ECA sold or conveyed the remainder of its Trust units.  As of March 31, 2015, ECA held no common units of the Trust.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, include the private investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

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

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, substantially in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust.  As of March 31, 2015 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells).  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and, prior to the expiration of the hedge arrangements on March 31, 2014, the Trust’s cash available for distribution included any cash receipts from the hedge contracts.  Cash available for distribution is also reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; thereafter, ECA is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about 60 days following the completion of each quarter.  Unless sooner terminated, the Trust is scheduled to terminate in 2030.

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

Results of Trust Operations

For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Distributable income for the three months ended March 31, 2015 decreased to $1.5 million from $5.9 million for the three months ended March 31, 2014.  Compared to the quarter ended March 31, 2014, royalty income decreased $4.4 million, hedge proceeds decreased $0.3 million and general and administrative expenses increased $0.2 million.

Royalty income decreased from $6.5 million for the three months ended March 31, 2014 to $2.1 million for the three months ended March 31, 2015, a decrease of $4.4 million.  This decrease was due primarily to a substantial decrease in production and the average sales price.

The average price realized for the three months ended March 31, 2015 decreased $2.66 per Mcf to $1.76 per Mcf as compared to $4.42 for the three months ended March 31, 2014.  The decrease in the average sales price for gas production was due to a substantial decrease in the weighted average monthly closing NYMEX price, a decrease in the average basis, an increase in post production cost and the expiration of hedge contracts as of March 31, 2014.  The decrease in the average sales price for gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.97 per MMBtu compared to the three months ended March 31, 2014 weighted average monthly closing NYMEX price of $4.93 per MMBtu as well as a $0.41 per MMbtu decrease in the average Basis compared to the prior period Basis of minus $0.21 per MMbtu.  The decrease was also the result of all hedge contracts expiring as of March 31, 2014.  An increase in post-production costs also contributed to a lower average sales price for gas production during the current period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs increased to $0.68 per Mcf for the three months ended March 31, 2015 as compared to $0.61 per Mcf for the three months ended March 31, 2014.

Production decreased 21% from 1,537 MMcf for the three months ended March 31, 2014 to 1,209 MMcf for the three months ended March 31, 2015. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

Hedge proceeds decreased from $0.3 million for the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015 as a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014.  The Trust had 1,092,000 MMBtu hedged during the three months ended March 31, 2014.  As a result of the expiration of the hedge arrangements on March 31, 2014, no such hedge was in place during the three months ended March 31, 2015.

The floor hedging arrangements expired March 31, 2014.  Distributions after the expiration of the hedging arrangements may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust increased $0.2 million from $0.4 million for the three months ended March 31, 2014 to $0.6 million for the three months ended March 31, 2015.  This increase was primarily due to the timing of payment of tax services rendered on behalf of the Trust.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than net cash flows from the Royalty Interests. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a write down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write down to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis.  No impairment in the Underlying Properties has been recognized during the quarter ended March 31, 2015.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

As of March 31, 2014, all hedge contracts held previously by the Trust have expired and therefore the Trust now has greater exposure to market risk from the fluctuation in gas prices.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, “as amended”, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms promulgated by the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Act is accumulated and communicated by ECA to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2015, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  No material change to such risk factors has occurred during the three months ended March 31, 2015.

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

Date: May 8, 2015

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

10.1*	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.2*	Perpetual Overriding Royalty Interest Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.3*	Private Investor Conveyance, dated July 7, 2010, by and among ECA Marcellus Trust I and certain private investors named therein
10.4*	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.5*	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.6*	Term Overriding Royalty Interest Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.7*	Administrative Services Agreement, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee
10.8*	Development Agreement, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.9*	Royalty Interest Lien Agreement, dated July 7 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.10*	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.
10.11

Underwriting Agreement dated as of June 30, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (Incorporated herein by reference to Exhibit 1.1 to the Trust’s Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800)).

10.12

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