Form 10-Q
period 2015-06-30
ECA Marcellus Trust I
filed 2015-08-10
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2015

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

As of August 7, 2015, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	June 30, 2015	December 31, 2014
ASSETS:
Cash	$186,391	$403,890
Royalty income receivable	1,425,423	3,301,440

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(288,023,674)	(285,008,719)
Net royalty interest in gas properties	64,076,326	67,091,281

Total Assets	$65,688,140	$70,796,611

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,077,082	$3,165,307

Trust corpus; 17,605,000 common units authorized, issued and outstanding	64,611,058	67,631,304

Total Liabilities and Trust Corpus	$65,688,140	$70,796,611

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Royalty income	$3,551,359	$11,869,709	$1,425,423	$5,344,585
Hedge proceeds	—	268,632	—	—

Net proceeds to Trust	$3,551,359	$12,138,341	$1,425,423	$5,344,585

General and administrative expense	(997,158)	(800,343)	(348,341)	(393,393)
Interest income	4	—	—	—

Income available for distribution prior to cash reserves	$2,554,205	$11,337,998	$1,077,082	$4,951,192

Cash reserves withheld by Trustee	—	(500,000)	—	—

Distributable income available to unitholders	$2,554,205	$10,837,998	$1,077,082	$4,951,192

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.145	$0.615	$0.061	$0.281

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Trust Corpus, Beginning of Period	$67,631,304	$234,466,505
Cash reserves withheld	—	500,000
Distributable income	2,554,205	10,837,998
Distributions paid or payable to unitholders	(2,559,496)	(10,831,727)
Amortization of royalty interest in gas properties	(3,014,955)	(11,813,366)
Amortization of floor price contracts	—	(480,480)

Trust Corpus, End of Period	$64,611,058	$222,678,930

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”), and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprising approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units.  The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells. As of the formation of the Trust, approximately 50% of the originally estimated natural gas production attributable to the Trust’s Royalty Interests had been hedged with a combination of floors and swaps through March 31, 2014. The floor price contracts were transferred to the Trust by ECA, while ECA entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of swap contracts ECA entered into with third parties.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six month periods ended June 30, 2015 and 2014 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums did not reduce Distributable Income, rather it was charged directly to Trust Corpus. Floor price contract premiums became fully amortized as of March 31, 2014. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by Accounting Standard Codification (“ASC”) 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts (“ASC 932”).  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis.  No impairment in the Underlying Properties has been recognized during 2015.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Commodity Hedges

The Trust is exposed to risk fluctuations in energy prices in the normal course of operations.  ECA conveyed to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust which conveyed the benefit of certain swap agreements which ECA had previously entered into with third parties.  The volumes originally covered by these agreements equated to approximately 50% of the originally estimated natural gas to be produced by the Trust properties through March 31, 2014. The swap contracts expired on June 30, 2012. The floor contracts, which expired March 31, 2014, had a price of $5.00 per MMBtu on a total volume of 11,268,000 MMBtu for the period from October 1, 2010 through March 31, 2014.  The Trust used the cash method to account for commodity contracts.  Under this method, gains or losses associated with the contracts were recognized at the time the hedged production occurred.  For the quarter ended March 31, 2014, the Trust had realized hedge proceeds of $268,632.  However, no hedge arrangements have been in effect since March 31, 2014, and no additional proceeds have been realized since that date.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended June 30, 2015.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA dated July 7, 2010, during the quarters ended March 31, 2015 and 2014, the Trustee provided a funding request and ECA subsequently advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they became due.  ECA recovered the advances by withholding $200,000 from royalty income proceeds payable to the Trust during the quarters ended March 31, 2015 and 2014.  ECA made no advances to the Trust for the quarters ended June 30, 2015 and 2014.

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA could publicly offer and sell up to 4,573,128 common units.  ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA could publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust.  The registration statements were declared effective on February 8, 2013.  In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form  S-4.  During May 2014, ECA sold or conveyed the remainder of its Trust units.  As of June 30, 2015, ECA held no common units of the Trust.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, substantially in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust.  As of June 30, 2015 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Results of Trust Operations

For the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Distributable income for the three months ended June 30, 2015 decreased to $1.1 million from $5.0 million for the three months ended June 30, 2014.  Compared to the quarter ended June 30, 2014, royalty income decreased $3.9 million and general and administrative expenses were comparable between the periods.

Royalty income decreased from $5.3 million for the three months ended June 30, 2014 to $1.4 million for the three months ended June 30, 2015, a decrease of $3.9 million.  This decrease was due primarily to a decrease in production and the average sales price.

The average price realized for the three months ended June 30, 2015 decreased $2.42 per Mcf to $1.80 per Mcf as compared to $4.22 for the three months ended June 30, 2014.  The decrease in the average sales price for gas production was due to a decrease in the weighted average monthly closing NYMEX price and a decrease in the average basis, offset by lower post production costs.  The decrease in the average sales price for gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.64 per MMBtu compared to the three months ended June 30, 2014 weighted average monthly closing NYMEX price of $4.66 per MMBtu together with a $0.34 per MMbtu decrease in the average Basis from minus $0.91 per MMBTU in the current period compared to the prior period Basis of minus $0.57 per MMbtu.  A decrease in post-production costs slightly offset a lower average sales price for gas production during the current period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.65 per Mcf for the three months ended June 30, 2015 as compared to $0.69 per Mcf for the three months ended June 30, 2014. This decrease was primarily the result of an overall decline in gathering related charges.

Production decreased 18% from 1,516 MMcf for the three months ended June 30, 2014 to 1,237 MMcf for the three months ended June 30, 2015. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust decreased $0.05 million from $0.4 million for the  three months ended June 30, 2014 to $0.35 million for the three months ended June 30, 2015.  This decrease was primarily due to the Trustee administrative fee not being paid in the current quarter.

For the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Distributable income for the six months ended June 30, 2015 decreased to $2.6 million from $10.8 million for the six months ended June 30, 2014.  Compared to the six months ended June 30, 2014, royalty income decreased $8.3 million, hedge proceeds decreased $0.3 million, and general and administrative expenses increased $0.2 million. These decreases to distributable income were offset by the absence of a cash reserve balance held by the Trustee for the six months ended June 30, 2015, which increased distributable income by $0.5 million compared to the same period in 2014.

Royalty income decreased from $11.9 million for the six months ended June 30, 2014 to $3.6 million for the six months ended June 30, 2015, a decrease of $8.3 million.  This decrease was primarily due to a decrease in production and average sales price.

The average price realized for gas production decreased from $4.54 per Mcf for the six months ended June 30, 2014 to $2.11 per Mcf for the six months ended June 30, 2015.  This decrease in price was primarily the result of a $1.99 decrease in the weighted average monthly closing NYMEX price for the current period to $2.80 per MMBtu compared to the six months ended June 30, 2014 weighted average monthly closing NYMEX price of $4.79 per MMBtu, as well as a $0.38 decrease in the average Basis compared to the prior period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post-production costs increased to $0.66 per Mcf for the six months ended June 30, 2015 as compared to $0.65 per Mcf for the six months ended June 30, 2014.  Post-production costs were slightly higher than the previous period primarily as a result of increases in the firm transportation costs and plastic pipe gathering fees.

Production decreased 19.8% from 3,053 MMcf for the six months ended June 30, 2014 to 2,447 MMcf for the six months ended June 30, 2015. The decreased production was primarily a result of natural production declines that occur during the life of a well.

As a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014, there were no hedge proceeds for the six months ended June 30, 2015.  Hedge proceeds were $0.3 million and the Trust had 1,092,000 MMBtu hedged during the six months ended June 30, 2014, which reflects the proceeds received through and MMBtu hedged as of March 31, 2014, when the contracts expired.

As a result of the expiration of the floor hedging arrangements, distributions after this expiration have been more volatile and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust were $1.0 million for the six months ended June 30, 2015 as compared to $0.8 million for the six months ended June 30, 2014.  The increase in expenses was primarily related to an increase in the payment for tax services rendered on behalf of the Trust.

The Trustee may establish, and release if desired, a net cash reserve for use in paying current and future liabilities of the Trust as they become due.  During the six months ended June 30, 2014, the Trustee re-established a reserve of $500,000, which decreased distributable income by $500,000. There was no net cash reserve established by the Trustee in the current year through June 30, 2015.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to

ASC 360. The Trust will determine if a write down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write down to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis.  No impairment in the Underlying Properties has been recognized during 2015.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2015, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  No material change to such risk factors has occurred as of June 30, 2015.

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

Date: August 10, 2015

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