Form 10-Q
period 2015-09-30
ECA Marcellus Trust I
filed 2015-11-06
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

As of November 6, 2015, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	September 30, 2015	December 31, 2014
ASSETS:
Cash	$387,391	$403,890
Royalty income receivable	1,421,489	3,301,440
Other receivable	2,820	—

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(289,507,031)	(285,008,719)
Net royalty interest in gas properties	62,592,969	67,091,281

Total Assets	$64,404,669	$70,796,611

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,273,791	$3,165,307

Trust corpus; 17,605,000 common units authorized, issued and outstanding	63,130,878	67,631,304
Total Liabilities and Trust Corpus	$64,404,669	$70,796,611

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept 30,		Sept 30,
	2015	2014	2015	2014

Royalty income	$4,972,848	$15,609,858	$1,421,489	$3,740,149
Hedge proceeds	—	268,632	—	—

Net proceeds to Trust	$4,972,848	$15,878,490	$1,421,489	$3,740,149

General and administrative expense	(1,144,856)	(968,269)	(147,698)	(167,926)
Interest income	4	—	—	—

Income available for distribution prior to cash reserves	$3,827,996	$14,910,221	$1,273,791	$3,572,223

Cash reserves withheld by Trustee	—	(500,000)	—	—
Distributable income available to unitholders	$3,827,996	$14,410,221	$1,273,791	$3,572,223

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.217	$0.818	$0.072	$0.203

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Nine Months Ended
	Sept 30,
	2015	2014
Trust Corpus, Beginning of Period	$67,631,304	$234,466,505
Cash reserves withheld	—	500,000
Distributable income	3,827,996	14,410,221
Distributions paid or payable to unitholders	(3,830,110)	(14,399,762)
Amortization of royalty interest in gas properties	(4,498,312)	(17,505,437)
Amortization of floor price contracts	—	(480,480)

Trust Corpus, End of Period	$63,130,878	$216,991,047

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter.  Unless sooner liquidated, the Trust is scheduled to liquidate on or about March 31, 2030 (the “Termination Date”). At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests upon termination of the Trust.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three- and nine-month periods ended September 30, 2015 and 2014 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $352,100,000 reflected in the Statements of Assets, Liabilities and Trust Corpus as Royalty interest in gas properties represents 17,605,000 Trust Units valued at $20.00 per unit. The carrying value of the Trust’s investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended September 30, 2015.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA dated July 7, 2010, during the quarters ended March 31, 2015 and 2014, the Trustee provided a funding request and ECA subsequently advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they became due.  ECA recovered the advances by withholding $200,000 from royalty income proceeds payable to the Trust during the quarters ended March 31, 2015 and 2014.  ECA made no advances to the Trust for the quarters ended September 30, 2015 and 2014.

Related Party Ownership and Registration Rights Agreement:

Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA could publicly offer and sell up to 4,573,128 common units.  ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA could publicly offer to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust.  The registration statements were declared effective on February 8, 2013.  In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement on Form S-4.  During May 2014, ECA sold or conveyed the remainder of its Trust units.  As of September 30, 2015, ECA held no common units of the Trust.

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

Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” about ECA and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of ECA and all matters relating to the Trust are forward-looking statements.  Actual outcomes and results may differ materially from those projected.

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

This report describes other important factors that could cause actual results to differ materially from expectations of ECA and the Trust, including those referenced in Item 1A of Part II under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to ECA or the Trust or persons acting on behalf of ECA or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, substantially in advance of the required completion date of March 31, 2014.  Consequently, no additional wells will be drilled for the Trust.  As of September 30, 2015 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

The Royalty Interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.  Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests had been hedged through March 31, 2014.  See Part I, Item 3 for a more complete description of the hedge contracts.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about the 60th day following the completion of each quarter.  Unless sooner terminated, the Trust is scheduled to terminate in 2030.

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

Results of Trust Operations

For the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Distributable income for the three months ended September 30, 2015 decreased to $1.3 million from $3.6 million for the three months ended September 30, 2014.  Compared to the quarter ended September 30, 2014, royalty income decreased $2.3 million and general and administrative expenses were comparable between the periods.

Royalty income decreased from $3.7 million for the three months ended September 30, 2014 to $1.4 million for the three months ended September 30, 2015, a decrease of $2.3 million.  This decrease was due primarily to a decrease in production and the average sales price.

The average price realized for the three months ended September 30, 2015 decreased $1.41 per Mcf to $1.85 per Mcf as compared to $3.26 for the three months ended September 30, 2014.  The decrease in the average sales price for gas production was due to a decrease in the weighted average monthly closing NYMEX price and a decrease in the average basis, offset by lower post production costs.  The decrease in the average sales price for gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.77 per MMBtu compared to the three months ended September 30, 2014 weighted average monthly closing NYMEX price of $4.07 per MMBtu together with a slight $0.08 per MMbtu decrease in the average Basis from minus $0.99 per MMBTU in the current period compared to the prior period Basis of minus $0.91 per MMbtu.  A decrease in post-production costs slightly offset a lower average sales price for gas production during the current period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.67 per Mcf for the three months ended September 30, 2015 as compared to $0.71 per Mcf for the three months ended September 30, 2014. This decrease was primarily the result of an overall decline in gathering-related charges during the period.

Production decreased 18% from 1,471 MMcf for the three months ended September 30, 2014 to 1,204 MMcf for the three months ended September 30, 2015. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust decreased slightly from $0.17 million for the three months ended September 30, 2014 to $0.15 million for the three months ended September 30, 2015.

For the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Distributable income for the nine months ended September 30, 2015 decreased to $3.8 million from $14.4 million for the nine months ended September 30, 2014.  Compared to the nine months ended September 30, 2014, royalty income decreased $10.6 million, hedge proceeds decreased $0.3 million, and general and administrative expenses increased $0.1 million. These decreases to distributable income were offset by a decrease of $0.5 million in the cash reserve balance held by the Trustee for nine months ended September 30, 2015, compared to the same period in 2014.

Royalty income decreased $10.6 million from $15.6 million for the nine months ended September 30, 2014 to $5.0 million for the nine months ended September 30, 2015.  This decrease was primarily due to a decrease in production and average sales price.

The average price realized for gas production decreased from $4.12 per Mcf for the nine months ended September 30, 2014 to $2.03 per Mcf for the nine months ended September 30, 2015.  This decrease in price was primarily the result of a $1.76 decrease in the weighted average monthly closing NYMEX price for the current period to $2.79 per MMBtu compared to the nine months ended September 30, 2014 weighted average monthly closing NYMEX price of $4.55 per MMBtu, as well as a $0.28 MMbtu decrease in the average Basis from minus $0.84 per MMBTU in the current period compared to the prior period Basis of minus $0.56 per MMbtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs were flat at $0.67 per Mcf for the nine months ended September 30, 2015 and 2014.

Production decreased 19.3% from 4,523 MMcf for the nine months ended September 30, 2014 to 3,651 MMcf for the nine months ended September 30, 2015. The decreased production was primarily a result of natural production declines that occur during the life of a well.

As a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014, there were no hedge proceeds for the nine months ended September 30, 2015.  Hedge proceeds were $0.3 million and the Trust had 1,092,000 MMBtu hedged during the nine months ended September 30, 2014, which reflects the proceeds received through and MMBtu hedged as of March 31, 2014, when the contracts expired.

As a result of the expiration of the floor hedging arrangements, distributions after this expiration have been more volatile and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedging arrangements were in effect.

General and administrative expenses paid by the Trust were $1.1 million for the nine months ended September 30, 2015 as compared to $1.0 million for the nine months ended September 30, 2014.  The increase in expenses was primarily related to an increase in the payment for tax services rendered on behalf of the Trust.

The Trustee may establish, and release if desired, a net cash reserve for use in paying current and future liabilities of the Trust as they become due.  During the nine months ended September 30, 2014, the Trustee re-established a reserve of $500,000, which decreased distributable income by $500,000. There was no net cash reserve established by the Trustee in the current year through September 30, 2015.

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

The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $352,100,000 reflected in the Statements of Assets, Liabilities and Trust Corpus as Royalty interest in gas properties represents 17,605,000 Trust units valued at $20.00 per unit. The carrying value of the Trust’s investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

As of March 31, 2014, all hedge contracts held previously by the Trust had expired and therefore the Trust now has greater exposure to market risk from the fluctuation in natural gas prices.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2015, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  No material change to such risk factors has occurred as of September 30, 2015.

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

Date: November 6, 2015

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