Form 10-K
period 2015-12-31
ECA Marcellus Trust I
filed 2016-03-11
CIK 1487798

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Units of Beneficial Interest in ECA Marcellus Trust I held by non-affiliates on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $50,702,400.

         As of March 10, 2016, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

Documents Incorporated By Reference: None

        References to the "Trust" in this document refer to ECA Marcellus Trust I. References to "ECA" in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, the Private Investors.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" about ECA and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of ECA and all matters relating to the Trust are forward-looking statements. Actual outcomes and results may differ materially from those projected.

        When used in this document, the words "believes,""expects,""anticipates,""intends" or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and ECA and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

  •
  risks incident to the operation of natural gas wells;

  •
  future production costs;

  •
  the effects of existing and future laws and regulatory actions;

  •
  the effects of changes in commodity prices;

  •
  conditions in the capital markets;

  •
  competition in the energy industry;

  •
  the uncertainty of estimates of natural gas reserves and production; and

  •
  other risks described under the caption "Risk Factors" in this report.

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

        Incentive Threshold—means, for any particular quarter through the end of the Subordination Period, an additional financial incentive to ECA to perform its drilling obligation and operations on the Underlying Properties in an efficient and cost-effective manner. ECA was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter exceeded 150% of the Subordination Threshold for such quarter. ECA's right to receive the incentive distributions terminated upon the expiration of the Subordination Period.

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

        Proved reserves—Under SEC rules proved reserves are defined as:

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

        SEC—means the United States Securities and Exchange Commission.

        Subject Gas—means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.

        Subject Interest—means ECA's undivided interests in the AMI, as lessee under Gas leases, as an owner of the Subject Gas (or the right to extract such Gas), or otherwise, by virtue of which undivided interests ECA has the right to conduct exploration and natural gas production operations on the AMI.

        Subordination Period—means the period during which 4,401,250 of the Trust units originally acquired by ECA were subject to the subordination provisions described herein. Because ECA met its drilling obligation to the Trust on November 30, 2011, the Subordination Period expired on December 31, 2012, and the last cash distribution supported by the subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012.

        Subordination Threshold—means the threshold that ECA's subordinated units were entitled to receive pro rata distributions from the Trust, for any particular quarter (through the Subordination Period), if and to the extent there was sufficient cash to provide a cash distribution on the common units that was at least equal to the applicable quarterly subordination threshold. If there was not sufficient cash to fund such a distribution on all Trust units, the distribution made with respect to the subordinated units was reduced or eliminated in order to make a distribution, to the extent possible, of up to the Subordination Threshold amount on the common units.

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

        Working interest—The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

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

        The Trust makes copies of its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), available at www.businesswire.com/cnn/ect.htm. The Trust's filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. The Trust will also provide electronic and paper copies of its filings free of charge upon request to the Trustee.

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

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells will be drilled for the Trust. As of December 31, 2015 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

        The royalty interests were conveyed from ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and together with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term "Producing

Wells" means the 14 Producing Wells as defined above, and does not include the 40 PUD Wells, although they also have been completed and are producing. Approximately 50% of the originally estimated natural gas production attributable to the Trust's Royalty Interests had been hedged through March 31, 2014. A more complete description of the hedge contracts (all of which have expired) is provided in "Hedge Contracts Transferred to the Trust" below.

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

        As described under "—Duration of the Trust; Sale of Royalty Interests" below, the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2015 were $6.2 million.

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

  •
  administrative expenses of the Trust including expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses; and

  •
  through March 31, 2014, the effects of the hedge arrangements.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about 60 days following the completion of each quarter. Unless sooner liquidated, as discussed in detail below under Item 1A. Risk Factors, the Trust will liquidate on or about March 31, 2030 (the "Termination Date"). At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the Termination Date. Because payments to the Trust will be generated by depleting assets and the Trust has a finite life with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent a return of the original investment in the Trust units.

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

The Administrative Services Agreement

        The Trust and ECA are parties to an Administrative Services Agreement that obligates the Trust to pay ECA an administrative services fee for accounting, bookkeeping and informational services to be performed by ECA on behalf of the Trust relating to the Royalty Interests. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, ECA and the Trustee each may terminate the Administrative Services Agreement at any time following delivery of notice no less than 90 days prior to the date of termination.

The Development Agreement

        In connection with the formation of the Trust, the Trust and ECA entered into a Development Agreement that obligated ECA to drill all of the PUD Wells no later than March 31, 2014. ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which were already producing and not subject to the Royalty Interests) to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells (the "Drilling Support Lien"). The original maximum amount of the Drilling Support Lien was $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount recovered was proportionately reduced and the completed PUD Wells were released from the lien. As of November 30, 2011, the Drilling Support Lien had been fully released.

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

Hedge Contracts Transferred to the Trust

        In connection with the formation of the Trust, ECA transferred to the Trust natural gas derivative floor price contracts and entered into a back-to-back swap agreement with the Trust to provide the Trust with the benefit of certain contracts entered into between ECA and third parties that, at the formation of the Trust, equated to approximately 50% of the estimated natural gas to be produced by the Trust properties from April 1, 2010 through March 31, 2014. The swap contracts related to approximately 7,500 MMBtu per day at a weighted average price of $6.78 per MMBtu for the period commencing as of April 1, 2010 through June 30, 2012. The price of the floor price hedge contracts was $5.00 per MMBtu for the period commencing October 1, 2010 through March 31, 2014. After March 31, 2014, no hedge arrangements were in effect.

        The following table sets forth the volumes of natural gas covered by the natural gas hedge contracts and the floor price for each quarter during the term of the contracts.

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

        The post-production costs for the Trust's natural gas produced and sold averaged $0.64 and $0.66 per MMBtu for the years ended December 31, 2015 and 2014, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. ECA is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        ECA has an agreement with Columbia Gas Transmission, LLC to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement, which terminates July 31, 2021, has been in effect since August 1, 2011 and is at Columbia Gas Transmission, LLC's filed tariff rate, which initially equated to $0.1996 per MMBtu at one hundred percent load factor. As a result of a filing by Columbia Gas Transmission, LLC with the Federal Energy Regulatory Commission ("FERC") (FERC Docket No. RP12-1021-000), the filed tariff rate was reduced to $0.1878 per MMBtu at one hundred percent load factor retroactively to January 1, 2012, and the Trust received $0.3 million as its proportionate share of the related refund during the second quarter of 2013. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

        ECA may enter into similar gas supply arrangements and post-production service arrangements for the natural gas to be produced from the Underlying Properties. Any new gas supply arrangements or those entered into for providing post-production services, will be utilized in determining the proceeds for the Underlying Properties.

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

Natural Gas Regulation

        The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC's regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

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

Environmental Matters and Regulation

        The operations of the properties composing the Underlying Properties are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, the discharge, emission or release of materials into the environment and employee health and safety. These laws and regulations may, among other things:

  •
  restrict the types, quantities and concentration of various substances that can be released into the environment in connection with production activities;

  •
  require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and

  •
  enjoin some or all of the operations of the Underlying Properties based upon environmental protection concerns such as non-compliance with permits issued pursuant to such environmental laws and regulations.

        Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional requirements on such operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. The costs to comply with these laws, rules and regulations affects profitability. Moreover, compliance with these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. Additionally, Congress and federal and state agencies periodically revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on the operating costs of the properties comprising the Underlying Properties.

        The following is a summary of the existing laws, rules and regulations to which the operations of the properties composing the Underlying Properties are subject that may be material to the operation of the Underlying Properties.

        Environmental Regulation.    The exploration, development and production operations of ECA are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct construction, drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and remedial actions to mitigate pollution conditions arising from ECA's operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of ECA's operations in affected areas.

        The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent or costly construction, drilling, water withdrawal, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on ECA's operations and financial position. ECA may be unable to pass on increased compliance costs to its customers. Moreover, accidental loss of well control, or releases or spills may occur in the course of ECA's operations, and ECA could incur significant costs and liabilities as a result of such incidents, including any third party claims for damage to property and natural resources or personal injury. Although ECA believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on ECA's capital expenditures, results of operations or financial position, ECA might not be able to maintain such compliance in the future.

        The following is a summary of the more significant existing environmental, health and safety laws and regulations to which ECA's business operations are subject and for which compliance may have a material adverse impact on ECA's capital expenditures, results of operations or financial position.

        Hazardous Substances and Wastes.    The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, ("CERCLA"), also known as the Superfund law and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a "hazardous substance" into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. ECA handles materials in the course of ECA's operations that may be regulated as hazardous substances.

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

        ECA currently owns or leases, and in the past may have owned or leased, properties that have been used for numerous years to explore and produce oil and natural gas. Although ECA may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the properties owned or leased by ECA or at or from the other locations where these hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons and wastes was not under ECA's control. These properties and wastes disposed thereon may give rise to liability under CERCLA, RCRA and analogous state laws. Under these laws, ECA could be required to remove or remediate previously disposed wastes, to clean up contaminated property and to perform remedial operations to prevent future contamination.

        Air Emissions.    The Clean Air Act, as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require ECA to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of ECA's properties. In August 2012, the EPA published final rules that establish new air emission control requirements for natural gas production, processing and transportation activities, including New Source Performance Standards "NSPS" to address emissions of sulfur dioxide and volatile organic compounds "VOCs", and National Emission Standards for Hazardous Air Pollutants "NESHAPS" to address hazardous air pollutants. The final rule seeks to achieve a 95% reduction in VOCs emitted and requires the use of reduced emission completions on all hydraulically-fractured wells constructed or refractured after January 1, 2015. While ECA may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, ECA does not believe that such requirements have a material adverse effect on its operations.

        In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (collectively, "GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. Those regulations were challenged in federal court and the Supreme Court has upheld the EPA's authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. On October 23, 2015, the EPA finalized its "Clean Power Plan" regulations under Section 111(d) of the Clean Air Act to limit GHG emissions from existing power plants. Several states, trade groups and companies have challenged the legality of EPA's 111(d) rule for existing power plants in federal court. In early 2014, President Obama announced the "Climate Action Plan," a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. On August 18, 2015, the EPA released a proposed rule to directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. ECA does not believe the proposed regulation will have a material adverse effect on its operations.

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

        The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, ECA's equipment and operations could require ECA to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for ECA's products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, ECA's products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, ECA's products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. ECA cannot predict with any certainty at this time how these possibilities may affect its operations.

        Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on ECA's assets and operations.

        Water Discharges.    The Federal Water Pollution Control Act, as amended ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The term "waters of the United States" has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. On May 27, 2015, the EPA finalized a new definition of "waters of the United States" that broadens the scope of regulated waters. Several states, trade groups and companies have challenged the legality of EPA's new definition for "waters of the United States" in various federal courts and on October 9, 2015, the Sixth Circuit Court of Appeals issued a nationwide stay of the rule. ECA believes that even if upheld this will not have a material adverse effect on the cash distributions to the Trust unitholders.

        The Pennsylvania Department of Environmental Protection has adopted a new permitting policy concerning surface water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. In April 2011, PADEP called on all Marcellus Shale natural gas drilling operators to voluntarily cease delivering wastewater to centralized wastewater treatment facilities in the state. On April 7, 2015, EPA proposed technology-based pretreatment standards under the Clean Water Act for discharges of effluent from unconventional oil and gas extraction facilities to publicly owned treatment works ("POTWs"). If ECA is unable to remove and dispose of water at a reasonable cost and within applicable environmental rules, ECA's ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

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

        Hydraulic Fracturing Regulation.    It is customary to recover natural gas from shale formations, including the Marcellus Shale formation, through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Over the past few years, the EPA has developed a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. On June 5, 2015, the EPA released a draft of the report associated with the study. EPA's draft report indicated that while there are potential vulnerabilities in the water lifecycle that could impact drinking water, hydraulic fracturing activities have not led to widespread systemic impacts to drinking water resources. The EPA accepted comments on the draft report and expects to release a final peer-reviewed report in 2016.

        On March 20, 2015, the U.S. Bureau of Land Management ("BLM") released a final rule applicable to hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide. On December 10, 2015, the U.S. Department of Interior appealed that injunction to the Tenth Circuit Court of Appeals. In early 2014, the EPA released its final guidance regarding permitting of hydraulic fracturing operations that use diesel. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under Section 8(a) and 8(d) of the Toxic Substances Control Act related to the reporting of chemical substances and mixtures used in hydraulic fracturing. On April 7, 2015, the EPA proposed new Clean Water Act effluent guidelines applicable to control unconventional oil and gas wastewater discharges from POTWs. Some states in which we operate and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing, including requirements regarding chemical disclosure, well integrity, water sourcing for use in hydraulic fracturing, and baseline testing of nearby water wells. In December 2014, the Governor of New York announced that the state would maintain its moratorium on hydraulic fracturing in the state. Additionally, following the passage of the Oil and Gas Amendments of February 14, 2012, or Act 13, the Pennsylvania Department of Environmental Protection ("PADEP") enacted new regulations, which among other things require chemical disclosure, increased setbacks, and water management plans. PADEP continues to implement new regulations specifically applicable to the development of unconventional oil and gas wells. At the local level, some municipalities have considered passing zoning ordinances that would prohibit oil and gas development and hydraulic fracturing in particular. Any more stringent federal, state or local regulation could increase operational costs and reduce the volumes of oil and natural gas that ECA produces, which could materially adversely affect its revenues and results of operations. An additional level of regulation and permitting of hydraulic fracturing operations at the federal level, could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult for ECA to perform hydraulic fracturing.

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

        State Regulation.    Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. PADEP continues to implement new regulations specifically applicable to the development of unconventional gas wells. The Pennsylvania Public Utility Commission is charged with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require ECA to incur increased operating costs. Realized prices are not currently subject to state regulation or other similar direct economic regulation, but they could become subject to such regulation in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ECA's wells and to limit the number of wells or locations ECA can drill.

        ECA believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. ECA did not incur any material capital expenditures for remediation or pollution control activities for the years ended December 31, 2015 and 2014 with respect to the Underlying Properties. On December 24, 2015, ECA received a Notice of Violation ("NOV") from PADEP relating to ECA's operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. ECA responded to PADEP on January 22, 2016, and stated that it believed ECA had been in compliance with all underlying rules and regulations regarding the operation of the impoundments and followed best management practices associated with the operation of the same. ECA has been communicating directly with PADEP in order to address the matters set forth in the NOV. The NOV as issued is neither an order or final action of the PADEP and it has not resulted in any fine or assessment to date. Pursuant to the conveyances the Trust is "not personally liable for any cost, risk, liability or obligations associated in any way with the ownership or operations" of the Underlying Properties, therefore the resolution of the NOV by ECA should not affect cash distributions to Trust unitholders.

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

Periodic Reports

        The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to each Trust unitholder a Schedule K-1 to enable unitholders to correctly report their respective share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports required to be filed under the Exchange Act and by the rules of the New York Stock Exchange.

        Each Trust unitholder and such unitholder's representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust.

Liability of Trust Unitholders

        Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under the General Corporation Law of the State of Delaware. Nevertheless, courts in jurisdictions outside of Delaware may not give effect to such limitation.

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

        The Trust Agreement provides that the Trust's business activities are limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and the natural gas hedge contracts relating to, at the formation of the Trust, an estimated 50% of the Trust's royalty production for a term ending March 31, 2014. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests. The Trust is not able to issue any additional Trust units.

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

  •
  causing to be prepared and distributed a Schedule K-1 for each Trust unitholder and preparing and filing tax returns on behalf of the Trust; and

  •
  causing to be prepared and filed reports required to be filed under the Exchange Act and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading.

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

Assets of the Trust

        The assets of the Trust consist of the Royalty Interests, the Administrative Services Agreement, and any cash and temporary investments being held for the payment of expenses and liabilities and for distribution to the Trust unitholders.

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

  •
  gross proceeds attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million;

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

Federal Income Tax Considerations

        The Trust's federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to ECA and the Trust rendered in connection with the initial public offering of the Trust Units, in which counsel opined that at least 90% of the Trust's gross income will be qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Trust's prospectus ("the Prospectus") filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on July 1, 2010 in connection with the offering of its common units to the public (the "Federal Income Tax Considerations Section in the Prospectus"). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

        Lower natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, ECA may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and ECA would have no obligation to drill a replacement well. In making such decisions, ECA is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

        The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Trust's Royalty Interests. The Trust's reserve quantities and revenues are based on estimates of reserve quantities and revenues for the Underlying Properties. See "The underlying properties—Natural gas reserves" in the Prospectus for a discussion of the method of allocating Proved reserves to the Trust. It is not possible to measure underground accumulations of natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary negatively and in material amounts from estimates and those variations could be material. Petroleum engineers are required to make subjective estimates of underground accumulations of natural gas based on factors and assumptions that include:

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

        In particular, reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. The Producing Wells have been operational for less than six and a half years, and many of the PUD Wells have been operational for less than four years. Furthermore, the use of horizontal drilling methods on the Underlying Properties is a recent development in the Marcellus Shale, with ECA commencing the drilling of its first horizontal well in the Marcellus Shale in 2007. The minimal operational history for horizontal wells in the Marcellus Shale formation may also contribute to the inaccuracy of estimates of Proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, including variances attributable to a lack of production history within the Marcellus Shale formation, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

        Further, the reserve report estimating the Trust's proved reserves, future production and income attributable to the Trust's Royalty Interests as of December 31, 2015 was prepared, in accordance with applicable regulations, using a weighted benchmark price adjusted for differentials resulting in an average natural gas price during 2015 of $1.93 per Mcf, as described in Appendix A to this report. At the date of this report, the weighted benchmark natural gas price, adjusted for differentials, for production in which the Trust has an interest is lower than $1.93. A reserve report prepared using the current lower value would result in lower proved reserves, future production and income attributable to the Trust's Royalty Interests.

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

The generation of proceeds for distribution by the Trust depends in part on the ability of ECA and/or its customers to obtain service on transportation facilities owned by third party pipelines. Any limitation in the availability of those facilities and/or any increase in the cost of service on those facilities could interfere with sales of natural gas production from the Underlying Properties.

        Natural gas that is gathered on the Greene County Gathering System, including natural gas produced from the Underlying Properties, is currently shipped on two interstate natural gas transportation pipelines. ECA or its purchasers have contracted with those pipelines for firm or interruptible transportation service. The rates for service on the transportation pipelines are regulated by the FERC and are subject to increase if the pipeline demonstrates that the existing rates are unjust and unreasonable.

        ECA has an agreement with Columbia Gas Transmission, LLC to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement, which terminates July 31, 2021, has been in effect since August 1, 2011 and is at Columbia Gas Transmission, LLC's filed tariff rate, which initially equated to $0.1996 per MMBtu at one hundred percent load factor. As a result of a filing by Columbia Gas Transmission, LLC with the FERC (FERC Docket No. RP12-1021-000), the filed tariff rate was reduced to $0.1878 per MMBtu at a one hundred percent load factor retroactively to January 1, 2012, and, in 2013, the Trust received

$0.3 million as its proportionate share of the related refund. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

        ECA may, in the future, seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent ECA's customers or ECA became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, ECA or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of ECA or its customers to procure sufficient capacity to transport the natural gas gathered on the Greene County Gathering System will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by ECA for production attributable to the Trust's interests will decrease the proceeds received by the Trust.

Due to the Trust's lack of industry and geographic diversification, adverse developments in the Trust's existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.

        The Underlying Properties are operated for natural gas production only and are focused exclusively in the Marcellus Shale formation in Greene County, Pennsylvania. In particular, the concentration of the Underlying Properties in the Marcellus Shale formation in Greene County could disproportionately expose the Trust's interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust's interests, adverse developments in the natural gas market or the area of the Underlying Properties could have a significantly greater impact on the Trust's financial condition, results of operations and cash flows than if the Trust's Royalty Interests were more diversified.

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

        Neither the Trust nor the Trust unitholders has any voting rights with respect to ECA and therefore none of them has any managerial, contractual or other ability to influence ECA's activities or operations of the natural gas properties. In addition, pursuant to the Administrative Services Agreement and the Development Agreement, ECA may transfer operations of any or all of the Trust properties. Any third-party operators may not have the operational expertise of ECA within the AMI. Natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or any future development of, the Underlying Properties. The Trust units are a passive investment that entitles the Trust only to receive cash distributions attributable to the Royalty Interests.

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

  •
  Taxes allocated to or imposed on the Trust include Pennsylvania franchise tax and any applicable property, ad valorem, production, severance, excise and other similar taxes. Currently, there are no taxes in Pennsylvania related to the production or severance of oil and natural gas in Pennsylvania, but previously there were proposals in both the Pennsylvania Senate Finance and the House Energy and Environmental Resources Committees, which were not adopted, to enact a severance tax, and lawmakers may propose other taxes in the future. If adopted, such taxes would be a post-production cost that is borne by the Trust.

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

        The prices received for ECA's natural gas production have historically exceeded the relevant benchmark prices, such as NYMEX, that were used for calculating hedge positions, although, during all of 2014 and 2015, the prices received were lower than the benchmark prices, and this dynamic could continue in the future. The difference between the price received and the benchmark price is called a basis differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. ECA cannot accurately predict natural gas differentials. Further decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.

The Trust has no hedges in place to protect against the price risk inherent in holding interest in natural gas, a commodity that is frequently characterized by significant price volatility.

        At the formation of the Trust, approximately fifty percent of the estimated natural gas production attributable to the Royalty Interests was hedged from April 1, 2010 through March 31, 2014. From inception through the termination of the hedge arrangements, the Trust received approximately $35 million that it would not have received without the hedge arrangements. The last of the hedge arrangements expired March 31, 2014. Consequently, unitholders no longer have the benefit of any hedge arrangements, and all production after such date will be subject to the price risks inherent in holding interests in natural gas, a commodity that is frequently characterized by significant price volatility.

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

        The Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests and hedge agreements (after deducting any amounts owed to ECA pursuant to the natural gas swap agreements) over any four consecutive quarters are less than $1.5 million. Sale of all the Royalty Interests will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders. Unless sooner terminated, the Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. The Term Royalty Interests will automatically revert to ECA at the Termination Date, while the Perpetual Royalty Interests will be sold and the proceeds will be distributed to the unitholders (including ECA to the extent of any Trust units it owns) at the Termination Date or soon thereafter. ECA has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust.

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the common units.

        The Trust's common units are currently listed on the NYSE. In the future, if the Trust is not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of the common units not fall below $1.00 over 30 consecutive trading days, the Trust would fall below compliance standards and could risk having the common units delisted if the Trust is not able to regain compliance.

        A delisting of our common units could negatively impact the Trust by, among other things, reducing the liquidity and market price of the common units and reducing the number of investors willing to hold or acquire the common units.

The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the common units.

        As of December 31, 2015, ECA held no common units, while select Private Investors held common units. In connection with its formation, the Trust granted registration rights to the Private Investors which would facilitate sales of common units by such holders. In 2012 the Trust filed a registration statement on Form S-3 pursuant to the registration rights agreement. During the year ended December 31, 2014, ECA disposed all of its remaining units through transfer or sale. If the Private Investors sell or offer to sell a substantial number of units, the market price of the units could be adversely affected.

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

        Under the Delaware Statutory Trust Act, Trust unitholders will be entitled to the same limitation of personal liability extended to stockholders of corporations under the General Corporation Law of the State of Delaware. Nevertheless, courts in jurisdictions outside of Delaware may not give effect to such limitation.

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

        Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in February 2016 the Governor of Pennsylvania recently proposed a flat 6.5 percent severance tax on the value of natural gas at the wellhead. Under the Governor's current proposal, the amount paid in impact fees paid on unconventional gas wells could be taken as a credit against the severance tax. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

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

        ECA is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin, Gulf Coast and Rocky Mountain regions in the United States and in New Zealand. ECA is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that ECA is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust's reliance on ECA to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution will be highly dependent on ECA's performance. ECA is not a reporting company and does not file periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information of ECA.

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

        The natural gas exploration and production operations of ECA in the Marcellus Shale are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to ECA's operations including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and response actions to mitigate pollution conditions arising from ECA's operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations and the issuance of orders enjoining some or all of ECA's operations in affected areas.

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

        In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment. These findings allow the agency to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act.

Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. Those regulations were challenged in federal court and the Supreme Court has upheld the EPA's authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for GHGs in their permit. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. On October 23, 2015, the EPA finalized its "Clean Power Plan" regulations under Section 111(d) of the Clean Air Act to limit GHG emissions from existing power plants. Several states, trade groups and companies have challenged the legality of EPA's Section 111(d) rule for existing power plants in federal court. In early 2014, President Obama announced the "Climate Action Plan," a broad-based plan designed to cut carbon pollution. A major focus of that plan is methane emission reductions. On January 14, 2015, the White House announced a goal to reduce methane emissions from the oil and gas sector by 40-45% from 2012 emission levels by 2025. On August 18, 2015, the EPA released a proposed rule to directly regulate methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards..

        At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to control or reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, ECA's equipment and operations could require ECA to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas that it produces. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on ECA's assets and operations.

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

        Over the past few years, the EPA has developed a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on water quality and public health. On June 5, 2015, the EPA released a draft of the report associated with the study. EPA's draft report indicated that while there are potential vulnerabilities in the water lifecycle that could impact drinking water, hydraulic fracturing activities have not led to widespread systemic impacts to drinking water resources. The EPA accepted comments on the draft report and expects to release a final peer-reviewed report in 2016. The final report could further spur action towards federal legislation and regulation of hydraulic fracturing activities. If ECA is unable to remove and dispose of water at a reasonable cost and in compliance with applicable environmental rules, ECA's ability to produce natural gas commercially and in commercial quantities from the Underlying Properties could be impaired.

        In early 2014, EPA released its final guidance regarding permitting of hydraulic fracturing operations that use diesel. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under Section 8(a) and 8(d) of the Toxic Substances Control Act related to the reporting of chemical substances and mixtures used in hydraulic fracturing. On April 17, 2015, the EPA proposed new Clean Water Act effluent guidelines applicable to control unconventional oil and gas wastewater discharges from POTWs. In April 2012, the EPA issued regulations specifically applicable to the oil and gas industry that will require operators to significantly reduce VOC emissions from natural gas wells that are hydraulically fractured through the use of "green completions" to capture natural gas that would otherwise escape into the air. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions on all hydraulically fractured wells constructed or refractured after January 1, 2015. The BLM published a revised proposed rule on May 24, 2013 that would update existing regulation for hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. On March 20, 2015, the BLM released a final rule applicable to hydraulic fracturing operations on federal and tribal lands. Several states, trade groups and companies have challenged the legality of the BLM rule in federal court. On September 30, 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction, blocking BLM from enforcing the new rules nationwide. On December 10, 2015, the U.S. Department of Interior appealed that injunction to the Tenth Circuit Court of Appeals.

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

        The Trust is required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The current tax rate of 0.045% was completely phased out effective January 1, 2016, though it could be readopted by the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to you and, therefore, negatively impact the value of an investment in the Trust units.

If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes that are borne by the Trust.

        Although Pennsylvania has historically not imposed a severance tax on the production of natural gas, in February 2016 the Governor of Pennsylvania recently proposed a flat 6.5 percent severance tax on the value of natural gas at the wellhead. Under the Governor's current proposal, the amount paid in impact fees paid on unconventional gas wells could be taken as a credit against the severance tax. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

The tax treatment of publicly traded partnerships or an investment in our Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The current United States federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units, may be modified by administrative, legislative or judicial interpretation at any time. President Obama's budget proposal for 2017 includes a provision that would treat publicly traded partnerships for fossil fuels as corporations effective beginning 2022. In the past members of Congress previously considered substantive changes to the existing United States federal income tax laws that affect certain publicly traded partnerships. Any modification to the United States federal income tax laws or interpretations thereof could cause the Trust to be taxed as a corporation or make it difficult or impossible to meet the requirements for the Trust to be treated as a partnership for United States federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in the Trust, change the character or treatment of portions of the Trust income and adversely affect an investment in the Trust's units. Moreover, any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively. Any potential change in law or interpretation thereof could negatively impact the value of an investment in the Trust units.

        Under current law for the taxable year ending December 31, 2015, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 39.6% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.

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

        The Trust will be considered to have technically terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any twelve-month period will be counted only once. The Trust's termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1) for one calendar year. The IRS has previously announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust's taxable year may also result in more than twelve months of the Trust's taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust's classification as a partnership for United States federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

Certain United States federal income tax preferences currently available with respect to natural gas production may be eliminated as a result of future legislation.

        Among the changes contained in President Obama's Budget Proposal for Fiscal Year 2017 (the "2017 Budget") is the elimination of certain key United States federal income tax preferences relating to natural gas exploration and production. The 2017 Budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources effective in 2017. Specifically, the 2017 Budget proposes to repeal the deduction for percentage depletion with respect to oil and natural gas wells, including interests such as the Perpetual Royalty Interests, in which case only cost depletion would be available.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by ECA and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2015 the total natural gas reserves attributable to the Trust interests were 46.0 Bcf. ECA continues to be the operator of all of the wells subject to the Royalty Interests although, as of January 1, 2013, it is no longer contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Net Profits Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2015. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalty Interests.    The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2015, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2015 through December 31, 2015, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded a price for natural gas of $1.93 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse ECA for post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated January 6, 2016 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (Bcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	45,985	$57,302	$29,629

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

        ECA's reserves are reviewed by the Senior Reservoir Engineer. The Senior Reservoir Engineer has a Bachelor of Science degree in Petroleum Engineering. She has over three years of oil and gas industry experience in Reservoir Engineering. During that time, she has focused on reserves estimates and economics.

Sale and Abandonment of Underlying Properties

        ECA and any transferee will have the right to abandon its interest in any well or property composing a portion of the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between ECA and the Trust in determining whether a well is capable of producing in commercially paying quantities, ECA is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the royalty interests as a burden affecting such property.

        ECA generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust unitholders. In addition, ECA may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust not to exceed $5.0 million during any twelve-month period. These releases will be made only in connection with a sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. ECA operates all of the wells subject to the Royalty Interests although, since January 1, 2013, it has not been contractually obligated to the Trust to continue as the operator. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. ECA has not identified for sale any of the Underlying Properties.

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

        ECA's interests in the natural gas properties composing the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

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

        ECA believes that its title to the Underlying Properties, and the Trust's title to the Royalty Interests, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests. Prior to drilling each PUD Well, ECA obtained a preliminary title review to ensure there were no obvious defects in title to the well. ECA conducted a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells.

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

Description of the Royalty Interests

        The Royalty Interests were conveyed to the Trust by ECA by means of conveyance instruments that have been recorded in the appropriate real property records in Greene County, Pennsylvania, where the natural gas properties to which the Underlying Properties relate are located. The PDP Royalty Interest burdens the existing working interests owned by ECA in the Producing Wells. ECA has an average working interest of approximately 93% in these wells.

        The PUD Royalty Interest initially burdened 50% of all of the interests of ECA in the Marcellus Shale formation in the AMI. ECA's interests in the natural gas properties to which the PUD Wells relate consist of an average working interest of 100%. The conveyance related to the PUD Royalty Interest, however, provided that the proceeds from the PUD Wells would be calculated on the basis that the PUD Wells were only burdened by interests that in total would not exceed 12.5%. If ECA's interest in any of the wells subject to the PUD Royalty Interest is subject to burdens in excess of 12.5%, such burdens will be fully allocated against ECA's retained interest in such well, the net effect of which is that the Trust will receive payments with respect to the PUD Royalty Interest as if the burdens affecting the PUD Wells were in total 12.5% (proportionately reduced).

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

  •
  any taxes levied on the severance or production of the natural gas produced from the Producing Wells and any property taxes attributable to the natural gas production attributable to the Producing Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu of natural gas gathered until ECA fulfilled its drilling obligation in 2011, after which ECA was permitted to increase the Post-Production Service Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

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

Proceeds, if any, payable to the Trust from the sale of natural gas attributable to the PUD Wells in any calendar quarter:

  •
  are determined on the basis that ECA's working interest with respect to the PUD Wells is not subject to burdens (landowner's royalties and other similar interests) in excess of 12.5% of the proceeds from natural gas production attributable to ECA's interest; and

  •
  are subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas attributable to the underlying PUD properties, including any costs to plug and abandon a well included in the underlying PUD properties.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." The high and low closing sales prices per unit for each quarter in 2014 and 2015 were as follows:

Quarter	High	Low
2014
First Quarter (January 1 through March 31)	$9.23	$8.00
Second Quarter (April 1 through June 30)	$8.87	$6.88
Third Quarter (July 1 through September 30)	$7.38	$5.48
Fourth Quarter (October 1 through December 31)	$5.45	$3.05
2015
First Quarter (January 1 through March 31)	$4.72	$3.09
Second Quarter (April 1 through June 30)	$4.16	$2.88
Third Quarter (July 1 through September 30)	$2.92	$1.70
Fourth Quarter (October 1 through December 31)	$1.96	$1.39

        At December 31, 2015, the 17,605,000 units outstanding were held by 36 unitholders of record.

Distributions

        Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders, as described elsewhere in this report. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 45th day following the end of each quarter (or the next succeeding business day). The table below presents the net cash proceeds for each quarter of 2014 and 2015, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2014
Net proceeds	$6,794	$5,345	$3,740	$3,301	$19,180
General and administrative	$407	$393	$168	$136	$1,104
Distributable income	$5,887	$4,951	$3,572	$3,165	$17,575
Distributable income per common unit	$0.334	$0.281	$0.203	$0.180	$0.998
2015
Net proceeds	$2,126	$1,425	$1,422	$1,221	$6,194
General and administrative	$649	$348	$148	$51	$1,196
Distributable income	$1,477	$1,077	$1,274	$1,170	$4,998
Distributable income per common unit	$0.084	$0.061	$0.072	$0.066	$0.283

        Subsequent to year end, on or before February 29, 2016, a distribution of $0.066 per unit was paid to Trust common unitholders owning Trust common units as of February 19, 2015.

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2015.

Item 6.    Selected Financial Data.

        The following is a summary of net proceeds, distributable income, and distributable income per unit by quarter in 2011, 2012, 2013, 2014, and 2015 (all amounts in thousands except distributable income per common unit/subordinated unit):

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2011
Net proceeds	$9,834	$11,715	$11,427	$10,556	$43,532
Distributable income	$9,232	$11,114	$11,083	$10,465	$41,894
Distributable income per common unit	$0.524	$0.631	$0.630	$0.594	$2.379
Distributable income per subordinated unit	$0.524	$0.631	$0.630	$0.594	$2.379
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644
2013
Net proceeds	$8,243	$8,661	$7,045	$6,573	$30,522
Distributable income	$7,802	$8,397	$6,881	$6,372	$29,452
Distributable income per common unit	$0.443	$0.477	$0.391	$0.362	$1.673
2014
Net proceeds	$6,794	$5,345	$3,740	$3,301	$19,180
Distributable income	$5,887	$4,951	$3,572	$3,165	$17,575
Distributable income per common unit	$0.334	$0.281	$0.203	$0.180	$0.998
2015
Net proceeds	$2,126	$1,425	$1,422	$1,221	$6,194
Distributable income	$1,477	$1,077	$1,274	$1,170	$4,998
Distributable income per common unit	$0.084	$0.061	$0.072	$0.066	$0.283

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this report for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the twelve months ended December 31, 2015 compared to twelve months ended December 31, 2014

        Distributable income for the year ended December 31, 2015 decreased to $5.0 million from $17.6 million for the year ended December 31, 2014. Compared to the year ended December 31, 2014, royalty income decreased $12.7 million, hedge proceeds decreased $0.3 million, and general and administrative expenses increased slightly. During the year ended December 31, 2014 the Trustee withheld $0.5 million of cash reserves; no reserves were withheld or released during the year ended December 31, 2015.

        Royalty income decreased from $18.9 million for the year ended December 31, 2014 to $6.2 million for the year ended December 31, 2015, a decrease of $12.7 million. This decrease was due to a decrease in the average realized price and a decrease in production, partially offset by a decrease in post production costs.

        The average price realized for the year ended December 31, 2015 decreased $2.02 per Mcf to $1.25 per Mcf as compared to $3.27 for the year ended December 31, 2014. The decrease in the average sales price for gas production was due to a decrease in the weighted average monthly closing NYMEX price and a decrease in the average Basis. These decreases were partially offset by lower post-production costs. The average sales price, before post production costs, decreased from $3.90 per Mcf for the year ended December 31, 2014 to $1.91 per Mcf for the year ended December 31, 2015. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.64 per MMBtu compared to the year ended December 31, 2014 weighted average monthly closing NYMEX price of $4.42 per MMBtu, as well as a $0.16 per MMbtu decrease in the average Basis to $(0.81) per MMbtu in the current period compared to the prior period Basis of $(0.65) per MMbtu.

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased slightly to $0.66 per Mcf for the year ended December 31, 2015 as compared to $0.68 per Mcf for the year ended December 31, 2014. Post-production costs were lower than the previous year primarily as a result of a reduction in the firm transportation rate and lower electric fee rates.

        Production decreased 15% from 5,872 MMcf for the year ended December 31, 2014 to 4,973 MMcf for the year ended December 31, 2015. The decreased production was primarily a result of natural production declines that occur during the life of a well.

        As a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014, there were no hedge proceeds for the year ended December 31, 2015. Hedge proceeds were $0.3 million and the Trust had 1,092,000 MMBtu hedged for the year ended December 31, 2014, which reflects the proceeds received through, and volumes hedged as of March 31, 2014, when the contracts expired.

        As a result of the expiration of the floor hedge arrangements, distributions have been more volatile and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedge arrangements were in effect.

        General and administrative expenses paid by the Trust were $1.2 million for the year ended December 31, 2015, as compared to $1.1 million for the year ended December 31, 2014. During the year ended December 31, 2015, increases in professional fees for audit and tax services were offset by decreases in the administrative fee paid to the Trustee as a result of the timing of billings in the current year. During the year ended December 31, 2014, the Trustee established a net cash reserve of $500,000 for use in paying current and future liabilities of the Trust as they become due. The establishment of the cash reserve decreased distributable income for the year ended December 31, 2014. There was no additional net cash reserve established by the Trustee for the year ended December 31, 2015.

        At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. There was no impairment for the year ended December 31, 2015.

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

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.68 per Mcf for the year ended December 31, 2014 as compared to $0.71 per Mcf for the year ended December 31, 2013. Post-production costs were lower than the previous year primarily as a result of a reduction in the firm transportation rate charged by Columbia Gas Transmission, LLC ("TCO") as well as additional wells being drilled in the Greene County area, unrelated to the Trust, that share in the allocation of these costs. Effective March 1, 2013, TCO's filed tariff rate was reduced from $0.1996 per MMBtu to $0.1878 per MMBtu at a one hundred percent load factor. This decrease was partially offset by an increase of $0.02 per Mcf in the charges for gathering related to system enhancements to increase production on certain wells. Also impacting the change in costs was a one time cash refund of approximately $0.3 million from TCO that was received in the previous year.

        Production decreased 25% from 7,835 MMcf for the year ended December 31, 2013 to 5,872 MMcf for the year ended December 31, 2014. The decreased production was primarily a result of natural production declines that occur during the early life of a well.

        Hedged volumes covered by a $5.00 per MMBTU floor contract decreased from 5,241,000 MMBtu for the year ended December 31, 2013 to 1,092,000 MMBtu for the year ended December 31, 2014. The proceeds of $7.1 million received by the Trust for the year ended December 31, 2013 as compared to the $0.3 million received for the year ended December 31, 2014, decreased primarily as a result of the decrease in the volumes covered by floor contracts as well as the increase in the average NYMEX price as discussed previously. The floor hedge arrangements terminated March 31, 2014. Distributions after the hedge arrangements terminated may be substantially more volatile, and could, depending on natural gas prices, be substantially lower or higher than those during the period that the hedge arrangements were in effect.

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

Overview

        The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee. The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate. The Trust derives all or substantially all of its income and cash flows from the Royalty Interests, which in turn were subject to the hedge contracts described under "Hedge Contracts Transferred to the Trust" in Item 1 of this report. The Trust is treated as a partnership for federal and state income tax purposes.

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into common units on December 31, 2012. The last cash distribution supported by the subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all trust units share in all cash distributions on a pro rata basis. As of December 31, 2015 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

  •
  administrative expenses of the Trust including expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses; and

  •
  the effects of the hedge arrangements, and the expiration of the hedge arrangements.

        The effective date of the Trust was April 1, 2010, meaning the Trust has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010. The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. In order to provide support for cash distributions on the common units for a limited period of time, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. On December 31, 2012, the subordinated units automatically converted into common units on a one-for-one basis and ECA's right to receive incentive distributions terminated.

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

Off-Balance Sheet Arrangements

        The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the commodity hedge contracts disclosed in the section "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this report.

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2015 is provided in the following table (in thousands):

	Payments Due by Year
	2016	2017	2018	2019	2020	Thereafter	Total
Administrative services fee	$60.0	$60.0	$60.0	$60.0	$60.0	$555.0	$855.0
Trustee administrative fee	150.0	150.0	150.0	150.0	150.0	1,387.5	2,137.5
Delaware trustee fee	2.5	2.5	2.5	2.5	2.5	23.1	35.6

	$212.5	$212.5	$212.5	$212.5	$212.5	$1,965.6	$3,028.1

        Pursuant to the terms of the Administrative Services Agreement with ECA, the Trust is obligated to pay ECA an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by ECA on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an administrative fee of $150,000 per year until January 1, 2016, after which date the fee will be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/–3% in any one year. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

        ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to ECA's provision of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject Interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Significant Accounting Policies

        The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2015, the undiscounted future net revenues exceeded the net royalty interest in the gas properties, and therefore no impairment was necessary in the current year. At December 31, 2014, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. The independent firm advised the Trust that 11.5% was the appropriate market weighted average cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized since inception of the Trust prior to December 31, 2014. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

        The hedge contracts consisted of natural gas derivative floor price contracts ECA entered into and subsequently conveyed to the Trust to provide the Trust with the economic effects of certain contracts previously entered into between ECA and third parties that equated to approximately 50% of the remaining natural gas originally estimated in connection with the formation of the Trust to be produced by the Trust properties from January 1, 2014 through March 31, 2014. The floor price under the hedge contracts, which terminated March 31, 2014, was $5.00 per MMBtu.

        The following table sets forth the volumes of natural gas covered by the natural gas hedge contracts and the floor price for each quarter during the term of the contracts.

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

        Since the expiration of all hedge contracts held previously held by the Trust on March 31, 2014, the Trust has had, and will continue to have, greater exposure to market risk from the fluctuation in natural gas prices.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2015 and 2014, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECA Marcellus Trust I as of December 31, 2015 and 2014 and its distributable income for each of the three years in the period ended December 31, 2015—in conformity with the basis of accounting described in Note 3.

        We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited ECA Marcellus Trust I's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Trustee of ECA Marcellus Trust I is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

        In our opinion, ECA Marcellus Trust I maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2015 and 2014, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 11, 2016

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2015	2014
ASSETS:
Cash	$493,515	$403,890
Royalty income receivable	1,220,901	3,301,440
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(291,136,494)	(285,008,719)

Net royalty interest in gas properties	60,963,506	67,091,281

Total Assets	$62,677,922	$70,796,611

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,170,277	$3,165,307
Trust corpus; 17,605,000 common units authorized, issued and outstanding	61,507,645	67,631,304

Total Liabilities and Trust Corpus	$62,677,922	$70,796,611

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Royalty income	$6,193,749	$18,911,298	$23,471,407
Hedge proceeds	—	268,632	7,050,579

Net proceeds to Trust	$6,193,749	$19,179,930	$30,521,986
General and administrative expense	(1,195,483)	(1,104,430)	(1,069,899)
Interest income	6	28	51

Income available for distribution prior to cash reserves	$4,998,272	$18,075,528	$29,452,138
Cash reserves withheld by Trustee	—	(500,000)	—

Distributable income available to unitholders	$4,998,272	$17,575,528	$29,452,138

Distributable income per common unit (17,605,000 units authorized and outstanding for 2015, 2014 and 2013)	$0.283	$0.998	$1.673

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Trust Corpus, Beginning of Period	$67,631,304	$234,466,505	$266,966,362
Cash reserves withheld	—	500,000	—
Distributable income	4,998,272	17,575,528	29,452,138
Distributions paid or payable to unitholders	(4,994,156)	(17,566,662)	(29,448,267)
Amortization of royalty interest in gas properties	(6,127,775)	(22,724,317)	(30,197,688)
Impairment of royalty interest in gas properties	—	(144,139,270)	—
Amortization of floor price contracts	—	(480,480)	(2,306,040)
Write-off of floor premiums payable	—	—	—

Trust Corpus, End of Period	$61,507,645	$67,631,304	$234,466,505

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

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on the 60th day following the completion of each quarter. Unless sooner liquidated, as discussed in detail above under Item 1A. Risk Factors, the Trust will liquidate on or about March 31, 2030 (the "Termination Date"). At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the termination of the Trust.

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

NOTE 2.  Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the years ended December 31, 2015, 2014 and 2013 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

NOTE 3.  Significant Accounting Policies

        The accompanying audited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-K. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission ("SEC") as specified by FASB ASC Topic 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts. Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2015, the undiscounted future net revenues exceeded the net royalty interest in the gas properties, and therefore no impairment was necessary in the current year. At December 31, 2014, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. The independent firm advised the Trust that 11.5% was the appropriate market weighted average

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized since inception of the Trust prior to December 31, 2014. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Commodity Hedges

        The Trust is exposed to risk fluctuations in energy prices in the normal course of operations. ECA conveyed to the Trust natural gas derivative floor hedge contracts with a price of $5.00 per MMBtu on volumes of 1,092,000 and 5,241,000 MMBtu for the years ended December 31, 2014 and 2013, respectively. There were no volumes conveyed during the year ended December 31, 2015. The Trust used the cash method to account for commodity contracts. Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs. Hedge proceeds realized for the years ended December 31, 2014 and 2013 totaled $268,632 and $7,050,579, respectively. There were no hedge proceeds realized for the year ended December 31, 2015. The fair market values of the commodity contracts were not included in the accompanying financial statements, as the statements are presented on a modified cash basis of accounting.

NOTE 5.  Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2015 or 2014.

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

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

Administrative Services Fee:

        The Trust and ECA are parties to an Administrative Services Agreement that obligates the Trust to pay ECA each quarter an administrative services fee for accounting, bookkeeping and informational services to be performed by ECA on behalf of the Trust relating to the Royalty Interests. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, ECA and the Trustee each may terminate the Administrative Services Agreement at any time following delivery of notice no less than 90 days prior to the date of termination.

Related Party Ownership and Registration Rights Agreement:

        Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA could publicly offer and sell up to 4,573,128 common units. ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA offered to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust. The registration statements were declared effective on February 8, 2013. In March 2013, ECA exchanged 1,288,456 common units of the Trust for 946,750 Depositary Units of Eastern American Natural Gas Trust that had been validly tendered for exchange under the registration statement. As of December 31, 2013, ECA held a total of 2,268,401 (approximately 12.9%) of the outstanding common units of the Trust. During the year ended December 31, 2014, ECA disposed of its remaining 2,268,401 common units through transfer or sale. ECA did not hold any outstanding common units as of December 31, 2015.

Supplemental Reserve Information (Unaudited):

        Information regarding estimates of the proved natural gas reserves attributable to the Trust is based on reports prepared by independent petroleum engineering consultants. Such estimates were prepared in accordance with guidelines established by the SEC. Accordingly, the estimates were based on existing economic and operating conditions. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available.

        The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

        The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants, Ryder Scott Company, L.P.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from January 1, 2013 to December 31, 2015:

Natural Gas (MMcf)
Proved reserves:
Balance at January 1, 2013	68,532

Revisions of previous estimates	(244)
Production	(7,835)

Balance at December 31, 2013	60,453

Revisions of previous estimates	(130)
Production	(5,872)

Balance at December 31, 2014	54,451

Revisions of previous estimates	(3,493)
Production	(4,973)

Balance at December 31, 2015	45,985

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC topic Extractive Activities—Oil and Gas. Future cash inflows were computed by applying hydrocarbon prices based on the average prices during the twelve-month period prior to the ending date of the period covered the applicable reserve report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. The following is the standardized measure of discounted future net cash flows as of December 31 (in thousands):

	2015	2014	2013
Future cash inflows	$88,572	$212,001	$223,537
Future production taxes	—	—	—
Future production costs	(31,270)	(39,750)	(44,131)

Future net cash flows before discount	57,302	172,251	179,406
10% discount to present value	(27,673)	(88,531)	(91,036)

Standardized measure of discounted future net cash flows(1)	$29,629	$83,720	$88,370

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from January 1, 2013 to December 31, 2015 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2013	$79,107
Net proceeds to the Trust	(30,522)
Revisions of previous estimates	(360)
Accretion of discount	7,911
Net change in price and production cost	18,664
Other	13,570

Standardized measure, December 31, 2013	$88,370
Net proceeds to the Trust	(19,180)
Revisions of previous estimates	(200)
Accretion of discount	8,837
Net change in price and production cost	4,133
Other	1,760

Standardized measure, December 31, 2014	$83,720
Net proceeds to the Trust	(6,194)
Revisions of previous estimates	(2,251)
Accretion of discount	8,372
Net change in price and production cost	(44,193)
Other	(9,825)

Standardized measure, December 31, 2015	$29,629

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

        Due to the contractual arrangements of the Trust Agreement and the conveyances, the Trustee relies on (i) information provided by ECA, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (ii) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, for a description of certain risks relating to these arrangements and reliance on information when reported by ECA to the Trustee and recorded in the Trust's results of operations.

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2015. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 50.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2015, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. The Trustee is not aware of any 10 percent unitholder having failed to comply with Section 16(a) filing requirements in 2015.

Audit Committee and Nominating Committee

        Because the Trust does not have a board of directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the Trustee's code of ethics.

Item 11.    Executive Compensation.

        During the years ended December 31, 2013, 2014 and 2015, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

        Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 11, 2016.

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

Administrative Services Agreement

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to ECA. General and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2015, 2014 and 2013 include $60,000 in administrative fees for each year. ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by ECA of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administration Fee

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust's statements of distributable income for the twelve months ended December 31, 2015, 2014 and 2013 included administrative fees of approximately $114,000, $150,000, and $187,500, respectively. Any variances from the annual fee are the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

Registration Rights Agreement

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

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2016. During fiscal 2015 and 2014, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2015 and 2014 by Ernst & Young LLP:

	2015	2014
Audit fees(1)	$150,000	$141,725
Audit-related fees	—	—
Tax fees	300,110	155,150
All other fees	—	—

Total fees	$450,110	$296,875

(1)
Fees for audit services included fees for the reviews of the Trust's quarterly financial statements.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1) Financial Statements

        The following financial statements are set forth under "Financial Statements and Supplementary Data" in Item 8 of this report on the pages indicated:

        (a)(2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

        (a)(3) Exhibits

        See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECA MARCELLUS TRUST I
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee
By:	/s/ SARAH NEWELL Sarah Newell Vice President

March 11, 2016

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

January 6, 2016

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue, Suite 500
Austin, Texas 78701

Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2015. The Trust was formed by Energy Corporation of America (ECA) to own royalty interests in natural gas properties owned and operated by ECA in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on January 6, 2016 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations. The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2015.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2015, are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the "as of date" of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
 ECA Marcellus Trust I
As of December 31, 2015

Total Proved Producing
Net Remaining Reserves
Gas—MMCF	45,985
Income Data
Future Gross Revenue	$88,572,239
Deductions	31,269,987

Future Net Income (FNI)	$57,302,252
Discounted FNI @ 10%	$29,629,288

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

Discounted Future Net Income As of December 31, 2015
Discount Rate Percent	Total Proved
5	$39,393,055
8	$32,927,546
12	$26,907,555
15	$23,624,148

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

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist.The provedgas volumes presented herein do not include volumes of gas consumed in operations as reserves.

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

        Proved oil and gas reserves are "those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward." The proved reserves included herein were estimated using deterministic methods. The SEC has defined reasonable certainty for proved reserves, when based on deterministic methods, as a "high degree of confidence that the quantities will be recovered."

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

        All of the proved reserves for the properties included herein were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis which utilized extrapolations of historical production and pressure data available through late-December 2015. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

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

        ECAfurnished us with the above mentioned average prices in effect on December 31, 2015. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark prices appropriate to the geographic area where the hydrocarbons are sold. These benchmark prices are prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report.

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

Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$2.58/MMBTU	$1.93/MCF

        The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.

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

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2015 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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
SEG (DPR)/pl
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

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, currently serving in the latter organization's Denver Chapter as Secretary/Treasurer.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2015 continuing education hours, Mr. Gardner attended a conference in Houston, Texas which focused on current technical, financial, and legal aspects in estimating and reporting oil and gas reserves, including low-price environment issues and evaluation techniques for unconventional and/or low permeability reservoirs. In addition, Mr. Gardner attended various SPEE technical seminars and internal company training during 2015 covering topics such as commodity pricing, analysis software, SPEE Monograph 4, SEC comment letter trends, and more.

        Based on his educational background, professional training and more than ten years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).

3.2		—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

10.1	(1)	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.2	(1)	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	(1)	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein.

10.4	(1)	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.5	(1)	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation.

10.6	(1)	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.

10.7	(1)	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.8	(1)	—	Development Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.11	(1)	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.12	(1)	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.

10.13		—	Underwriting Agreement dated as of July 1, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800).

10.14		—	Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800).

23.1	*	—	Consent of Ernst & Young LLP

23.2	*	—	Consent of Ryder Scott Company, L.P.

31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
99.1	—	Report of Ryder Scott Company, L.P. dated January 6, 2016 (included in Appendix A to this report)

(1)
Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).

*
Filed herewith.