Form 10-Q
period 2016-03-31
ECA Marcellus Trust I
filed 2016-05-10
CIK 1487798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

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

As of May 9, 2016, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
ASSETS:
Cash	$4,433	$493,515
Royalty income receivable	986,769	1,220,901

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(292,661,040)	(291,136,494)
Net royalty interest in gas properties	59,438,960	60,963,506

Total Assets	$60,430,162	$62,677,922

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$438,716	$1,170,277

Trust corpus; 17,605,000 common units authorized, issued and outstanding	59,991,446	61,507,645

Total Liabilities and Trust Corpus	$60,430,162	$62,677,922

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	Mar 31,
	2016	2015

Royalty income	$986,769	$2,125,936

Net proceeds to Trust	$986,769	$2,125,936

General and administrative expense	(548,293)	(648,817)
Interest income	240	4

Income available for distribution prior to cash reserves	$438,716	$1,477,123

Cash reserves withheld by Trustee	—	—

Distributable income available to unitholders	$438,716	$1,477,123

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.025	$0.084

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	Mar 31,
	2016	2015
Trust Corpus, Beginning of Period	$61,507,645	$67,631,304
Distributable income	438,716	1,477,123
Distributions paid or payable to unitholders	(430,369)	(1,480,716)
Amortization of royalty interest in gas properties	(1,524,546)	(1,490,158)

Trust Corpus, End of Period	$59,991,446	$66,137,553

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”), and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the Area of Mutual Interest, (the “AMI”) comprising approximately 9,300 acres held by ECA, of which it owns substantially all of the working interests in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units.  The royalty interests were conveyed from ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to ECA’s interest in the PUD Wells.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2016 and 2015 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”) as specified by Accounting Standard Codification (“ASC”) 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts (“ASC 932”).  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates on highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2015, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized in any quarter during the year then ended. No impairment in the Underlying Properties has been recognized during 2016.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made.  Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended March 31, 2016.

NOTE 5.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permitted this fee to be adjusted beginning January 1, 2016, the fee has remained unchanged though through March 31, 2016.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA dated July 7, 2010, during the quarter ended March 31, 2015, the Trustee provided a funding request and ECA subsequently advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they became due.  ECA recovered the advances by withholding $200,000 from royalty income proceeds payable to the Trust during the quarter ended March 31, 2015.  ECA made no advances to the Trust during the quarter ended March 31, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, include the private investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

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

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee.  The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the Royalty Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate.  The Trust derives all or substantially all of its income and cash flows from the Royalty Interests. The Trust is treated as a partnership for federal and state income tax purposes.

ECA was obligated to drill all of the PUD Wells by March 31, 2014. However, as of November 30, 2011, ECA had completed its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells) under the Development Agreement, substantially in advance of the required completion date.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of March 31, 2016 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests.  Cash available for distribution is also reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on its Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; thereafter, ECA is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

Results of Trust Operations

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Distributable income for the three months ended March 31, 2016 decreased to $0.4 million from $1.5 million for the three months ended March 31, 2015.  Compared to the quarter ended March 31, 2015, royalty income decreased by $1.1 million and general and administrative expenses decreased by $0.1 million between the periods.

Royalty income decreased from $2.1 million for the three months ended March 31, 2015 to $1.0 million for the three months ended March 31, 2016, a decrease of $1.1 million.  This decrease was due primarily to a decrease in the average sales price and a slight decline in production.

The average price realized for the three months ended March 31, 2016 decreased $0.90 per Mcf to $0.86 per Mcf as compared to $1.76 for the three months ended March 31, 2015.  The decrease in the average sales price for natural gas production was due to a decrease in the weighted average monthly closing NYMEX price, offset by slightly lower post-production costs.  The decrease in the average sales price for natural gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.08 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.97 per MMBtu for the three months ended March 31, 2015. The average Basis per MMBtu in the current period was flat with the prior period Basis of minus-$0.62 per MMbtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.66 per Mcf for the three months ended March 31, 2016 as compared to $0.68 per Mcf for the three months ended March 31, 2015. This decrease was primarily the result of a decline in electricity usage charges during the period, slightly offset by higher post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower producing well pads by lowering the existing line pressure.

Production decreased 5% from 1,209 MMcf for the three months ended March 31, 2015 to 1,150 MMcf for the three months ended March 31, 2016. The decreased production was primarily a result of natural production declines that occur during the life of a well, partially offset by increased production resulting from new system enhancements which should decrease the production declines from those declines experienced with production flowing through the existing higher pressure gathering lines. Though production in current periods will be greater due to the new system enhancements, there is no material impact on the ultimate recoverable reserves.

General and administrative expenses paid by the Trust decreased slightly from $0.6 million for the three months ended March 31, 2015 to $0.5 million for the three months ended March 31, 2016.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a write-down is necessary to its investment in the Royalty Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions.  If required, the Trust will provide a write-down to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2015, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2016.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Hedge Contracts

The primary asset of and source of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from natural gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in natural gas prices. Through March 31, 2014, the Royalty Interests were subject to certain hedge contracts that reduced the Trust’s exposure to natural gas price volatility.  However, since the expiration on March 31, 2014, of all hedge contracts previously held by the Trust, the Trust has had, and will continue to have, greater exposure to market risk from the fluctuation in natural gas prices.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2016, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  No material changes to such risk factors have occurred since the filing of such report.

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

Date: May 10, 2016

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