Form 10-Q
period 2016-06-30
ECA Marcellus Trust I
filed 2016-08-08
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

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

As of August 5, 2016, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	June 30, 2016	December 31, 2015
ASSETS:
Cash	$68,901	$493,515
Royalty income receivable	977,052	1,220,901

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(294,088,329)	(291,136,494)
Net royalty interest in gas properties	58,011,671	60,963,506

Total Assets	$59,057,624	$62,677,922

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$494,876	$1,170,277

Trust corpus; 17,605,000 common units authorized, issued and outstanding	58,562,748	61,507,645

Total Liabilities and Trust Corpus	$59,057,624	$62,677,922

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Royalty income	$1,963,821	$3,551,359	$977,052	$1,425,423

Net proceeds to Trust	$1,963,821	$3,551,359	$977,052	$1,425,423

General and administrative expense	(1,030,608)	(997,158)	(482,315)	(348,341)
Interest income	379	4	139	—

Income available for distribution prior to cash reserves	$933,592	$2,554,205	$494,876	$1,077,082

Cash reserves withheld by Trustee	—	—	—	—

Distributable income available to unitholders	$933,592	$2,554,205	$494,876	$1,077,082

Distributable income per unit (17,605,000 units authorized, issued and outstanding)	$0.053	$0.145	$0.028	$0.061

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Trust Corpus, Beginning of Period	$61,507,645	$67,631,304
Distributable income	933,592	2,554,205
Distributions paid or payable to unitholders	(926,654)	(2,559,496)
Amortization of royalty interest in gas properties	(2,951,835)	(3,014,955)

Trust Corpus, End of Period	$58,562,748	$64,611,058

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six month periods ended June 30, 2016 and 2015 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

NOTE 4.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended June 30, 2016.

NOTE 5.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permitted this fee to be adjusted beginning January 1, 2016, the fee has remained unchanged though through June 30, 2016.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA dated July 7, 2010, during the quarter ended March 31, 2015, the Trustee provided a funding request and ECA subsequently advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they became due.  ECA recovered the advances by withholding $200,000 from royalty income proceeds payable to the Trust during the quarter ended March 31, 2015.  ECA made no advances to the Trust during the quarters ended June 30, 2016 and 2015.

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

ECA was obligated to drill all of the PUD Wells by March 31, 2014. However, as of November 30, 2011, ECA had completed its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells) under the Development Agreement, substantially in advance of the required completion date.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of June 30, 2016 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Results of Trust Operations

For the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Distributable income for the three months ended June 30, 2016 decreased to $0.5 million from $1.1 million for the three months ended June 30, 2015.  Compared to the quarter ended June 30, 2015, royalty income decreased by $0.4 million and general and administrative expenses increased by $0.1 million between the periods.

Royalty income decreased from $1.4 million for the three months ended June 30, 2015 to $1.0 million for the three months ended June 30, 2016, a decrease of $0.4 million.  This decrease was due primarily to a decrease in the average sales price and a decline in production.

The average price realized for the three months ended June 30, 2016 decreased $0.20 per Mcf to $1.60 per Mcf as compared to $1.80 for the three months ended June 30, 2015.  The decrease in the average sales price for natural gas production was due to a decrease in the weighted average monthly closing NYMEX price and higher post-production costs.  The decrease in the average sales price for natural gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $1.95 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.64 per MMBtu for the three months ended June 30, 2015, offset by a $0.51 per mcf increase in the average Basis compared to the prior period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs increased to $0.69 per Mcf for the three months ended June 30, 2016 as compared to $0.65 per Mcf for the three months ended June 30, 2015. This increase was primarily the result of greater electricity usage charges during the period and slightly higher post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower producing well pads by lowering the existing line pressure.

Production decreased 13% from 1,237 MMcf for the three months ended June 30, 2015 to 1,077 MMcf for the three months ended June 30, 2016. The decreased production was primarily a result of natural production declines that occur during the life of a well, partially offset by increased production resulting from new system enhancements which should decrease the production declines from those declines experienced with production flowing through the existing higher pressure gathering lines. Though production in current periods is expected to be greater due to the new system enhancements, there is no material impact on the ultimate recoverable reserves.

General and administrative expenses paid by the Trust increased from $0.4 million for the three months ended June 30, 2015 to $0.5 million for the three months ended June 30, 2016. The change between quarterly periods primarily relates to the timing of bills received for tax and audits services and increases in legal fees.

For the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Distributable income for the six months ended June 30, 2016 decreased to $0.9 million from $2.6 million for the six months ended June 30, 2015.  Compared to the six months ended June 30, 2015, royalty income decreased $1.6 million and general and administrative expenses were flat.

Royalty income decreased from $3.6 million for the six months ended June 30, 2015 to $2.0 million for the six months ended June 30, 2016, a decrease of $1.6 million.  This decrease was primarily due to a decrease in production and average sales price.

The average price realized for gas production decreased from $2.11 per Mcf for the six months ended June 30, 2015 to $1.56 per Mcf for the six months ended June 30, 2016.  This decrease in price was primarily the result of a $0.78 decrease in the weighted average monthly closing NYMEX price for the current period to $2.02 per MMBtu compared to the six months ended June 30, 2015 weighted average monthly closing NYMEX price of $2.80 per MMBtu, partially offset by a $0.26 increase in the average Basis compared to the prior period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post-production costs increased to $0.68 per Mcf for the six months ended June 30, 2016 as compared to $0.66 per Mcf for the six months ended June 30, 2015.  This increase was primarily the result of slightly higher post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower producing well pads by lowering the existing line pressure.

Production decreased 9.0% from 2,447 MMcf for the six months ended June 30, 2015 to 2,227 MMcf for the six months ended June 30, 2016. The decreased production was primarily a result of natural production declines that occur during the life of a well, partially offset by increased production resulting from new system enhancements which should decrease the production declines from those declines experienced with production flowing through the existing higher pressure gathering lines. Though production in current periods is expected to be greater due to the new system enhancements, there is no material impact on the ultimate recoverable reserves.

General and administrative expenses paid by the Trust remained flat at $1.0 million for the six months ended June 30, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2016, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Date: August 8, 2016

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

10.1*	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.2*	Perpetual Overriding Royalty Interest Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.3*	Private Investor Conveyance, dated July 7, 2010, by and among ECA Marcellus Trust I and certain private investors named therein
10.4*	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.5*	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.6*	Term Overriding Royalty Interest Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.
10.7*	Administrative Services Agreement, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee
10.8*	Development Agreement, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.9*	Royalty Interest Lien Agreement, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.10*	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.
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