Form 10-Q
period 2016-09-30
ECA Marcellus Trust I
filed 2016-11-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016

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

As of November 8, 2016, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	September 30, 2016	December 31, 2015
ASSETS:
Cash	$437,028	$493,515
Royalty income receivable	1,360,605	1,220,901

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(295,515,453)	(291,136,494)
Net royalty interest in gas properties	56,584,547	60,963,506

Total Assets	$58,382,180	$62,677,922

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,244,620	$1,170,277

Trust corpus; 17,605,000 common units authorized, issued and outstanding	57,137,560	61,507,645

Total Liabilities and Trust Corpus	$58,382,180	$62,677,922

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept 30,		Sept 30,
	2016	2015	2016	2015

Royalty income	$3,324,426	$4,972,848	$1,360,605	$1,421,489

Net proceeds to Trust	$3,324,426	$4,972,848	$1,360,605	$1,421,489

General and administrative expense	(1,146,785)	(1,144,856)	(116,177)	(147,698)
Interest income	571	4	192	—

Income available for distribution prior to cash reserves	$2,178,212	$3,827,996	$1,244,620	$1,273,791

Cash reserves withheld by Trustee	—	—	—	—

Distributable income available to unitholders	$2,178,212	$3,827,996	$1,244,620	$1,273,791

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.124	$0.217	$0.071	$0.072

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Nine Months Ended
	Sept 30,
	2016	2015
Trust Corpus, Beginning of Period	$61,507,645	$67,631,304
Distributable income	2,178,212	3,827,996
Distributions paid or payable to unitholders	(2,169,338)	(3,830,110)
Amortization of royalty interest in gas properties	(4,378,959)	(4,498,312)

Trust Corpus, End of Period	$57,137,560	$63,130,878

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine month periods ended September 30, 2016 and 2015 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 4.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended September 30, 2016.

NOTE 5.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permitted this fee to be adjusted beginning January 1, 2016, the fee has remained unchanged though through September 30, 2016.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA dated July 7, 2010, during the quarter ended March 31, 2015, the Trustee provided a funding request and ECA subsequently advanced $200,000 to the Trust for use in paying current and future liabilities of the Trust as they became due.  ECA recovered the advances by withholding $200,000 from royalty income proceeds payable to the Trust during the quarter ended March 31, 2015.  ECA made no advances to the Trust during the quarters ended September 30, 2016 and 2015.

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

ECA was obligated to drill all of the PUD Wells by March 31, 2014. However, as of November 30, 2011, ECA had completed its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells) under the Development Agreement, substantially in advance of the required completion date.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of September 30, 2016 the Trust owns royalties in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Results of Trust Operations

For the Three Months Ended September 30, 2016 compared to the Three Months September 30, 2015

Distributable income for the three months ended September 30, 2016 was relatively flat compared to the three months ended September 30, 2015.  Compared to the quarter ended September 30, 2015, royalty income and general and administrative expenses were also flat between periods.

Royalty income remained relatively flat at $1.4 million for the three months ended September 30, 2015 and 2016.  This was due primarily to an increase in the average sales price offset by a decline in production.

The average price realized for the three months ended September 30, 2016 increased $0.16 per Mcf to $2.01 per Mcf as compared to $1.85 for the three months ended September 30, 2015.  The increase in the average sales price for natural gas production was due to a slight increase in the weighted average monthly closing NYMEX price and an increase in the average Basis.  The weighted average monthly closing NYMEX price increased for the current period to $2.81 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.77 per MMBtu for the three months ended September 30, 2015, while the average Basis increased by $0.12 per mcf compared to the prior period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs increased to $0.75 per Mcf for the three months ended September 30, 2016 as compared to $0.67 per Mcf for the three months ended September 30, 2015. This increase was primarily the result of greater electricity usage charges during the period and higher post-production services gathering fees related to firm transportation and certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower producing well pads by lowering the existing line pressure.

Production decreased 10.6% from 1,204 MMcf for the three months ended September 30, 2015 to 1,076 MMcf for the three months ended September 30, 2016. The decreased production was primarily a result of natural production declines that occur during the life of a well, partially offset by increased production resulting from new system enhancements which should decrease the production declines from those declines experienced with production flowing through the existing higher pressure gathering lines. Though production in current periods is expected to be greater due to the new system enhancements, there is no material impact on the ultimate recoverable reserves.

General and administrative expenses paid by the Trust remained flat at $0.1 million for the three months ended September 30, 2015 and 2016.

For the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Distributable income for the nine months ended September 30, 2016 decreased to $2.2 million from $3.8 million for the nine months ended September 30, 2015.  Compared to the nine months ended September 30, 2015, royalty income decreased $1.7 million and general and administrative expenses were flat.

Royalty income decreased from $5.0 million for the nine months ended September 30, 2015 to $3.3 million for the nine months ended September 30, 2016, a decrease of $1.7 million.  This decrease was primarily due to a decrease in production and average sales price.

The average price realized for gas production decreased from $2.03 per Mcf for the nine months ended September 30, 2015 to $1.71 per Mcf for the nine months ended September 30, 2016.  This decrease in price was primarily the result of a $0.51 decrease in the weighted average monthly closing NYMEX price for the current period to $2.28 per MMBtu compared to the nine months ended September 30, 2015 weighted average monthly closing NYMEX price of $2.79 per MMBtu, partially offset by a $0.21 increase in the average Basis compared to the prior period.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, as of July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells.  Overall, average post-production costs increased to $0.70 per Mcf for the nine months ended September 30, 2016 as compared to $0.67 per Mcf for the nine months ended September 30, 2015.  This increase was primarily the result of higher post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower producing well pads by lowering the existing line pressure.

Production decreased 9.5% from 3,651 MMcf for the nine months ended September 30, 2015 to 3,303 MMcf for the nine months ended September 30, 2016. The decreased production was primarily a result of natural production declines that occur during the life of a well, slightly offset by increased production resulting from new system enhancements which should decrease the production declines from those declines experienced with production flowing through the existing higher pressure gathering lines. Though production in current periods is expected to be greater due to the new system enhancements, there is no material impact on the ultimate recoverable reserves.

General and administrative expenses paid by the Trust remained flat at $1.1 million for the nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than net cash flows from the Royalty Interests. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. In 2014, the Trustee established and has maintained a cash reserve in the amount of $0.5 million. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2016, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Date: November 9, 2016

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