Form 10-K
period 2016-12-31
ECA Marcellus Trust I
filed 2017-03-10
CIK 1487798

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $35,386,050.

         As of March 9, 2017, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.

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

        AMI—The area of mutual interest, or AMI, consisting of the Marcellus Shale formation in approximately 121 square miles of property located in Greene County, Pennsylvania in which ECA had leased approximately 9,300 acres and owned substantially all of the working interests at the date of formation of the Trust. ECA was obligated to drill the 52 development wells from drill sites on approximately 9,300 leased acres in the AMI. Until ECA satisfied its drilling obligation on November 30, 2011, it was not permitted to drill and complete any well in the Marcellus Shale formation within the AMI for its own account.

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

PART I

Item 1.    Business

Introduction

        ECA Marcellus Trust I is a statutory trust formed in March 2010 under the Delaware Statutory Trust Act, pursuant to a Trust Agreement, as amended and restated (the "Trust Agreement"), among Energy Corporation of America ("ECA"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust maintains its offices at the office of the Trustee, at 919 Congress Avenue, Suite 500, Austin, Texas 78701. The telephone number of the Trustee is 1-512-236-6555.

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

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2016 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

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

        ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on the related Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; since then, ECA has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

        As described under "—Duration of the Trust; Sale of Royalty Interests" below, the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2016 were $4.7 million.

Historical Target Distributions

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

        The effective date of the Trust was April 1, 2010, meaning the Trust has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010. The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution. In order to provide support for cash distributions on the common units for a limited period of time, ECA agreed to subordinate 4,401,250 of the Trust units it originally acquired, which constituted 25% of the outstanding Trust units. The subordinated units automatically converted into common units on a one-for-one basis, and ECA's right to receive incentive distributions terminated, on December 31, 2012.

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

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter. Unless sooner liquidated, as discussed in detail below under the caption "The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20 year period in which the Trust owns the Term Royalty Interests" in Item 1A. Risk Factors, the Trust will liquidate on or about March 31, 2030 (the "Termination Date"). At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the Termination Date. Because payments to the Trust will be generated by depleting assets and the Trust has a finite life with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent a return of the original investment in the Trust units.

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

The Development Agreement

        In connection with the formation of the Trust, the Trust and ECA entered into a Development Agreement that obligated ECA to drill all of the PUD Wells by March 31, 2014. ECA granted to the Trust a lien on ECA's interest in the Marcellus Shale formation in the AMI (except the Producing Wells and any other wells which were already producing and not subject to the Royalty Interests) to secure the estimated amount of the drilling costs for the Trust's interests in the PUD Wells (the "Drilling Support Lien"). The original maximum amount of the Drilling Support Lien was $91 million. As ECA fulfilled its drilling obligation over time, the total dollar amount recovered was proportionately reduced and the completed PUD Wells were released from the lien. As of November 30, 2011, the Drilling Support Lien had been fully released.

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

        ECA markets the majority of its operated production and markets all of the natural gas produced from the Underlying Properties. ECA enters into gas sales arrangements with large aggregators of supply, and these arrangements may be on a month-to-month basis or may be for a term of up to one year or longer. The natural gas is sold at a market price and any applicable post-production costs are deducted.

        All of the production from the Producing Wells and the PUD Wells is currently gathered by ECA on the Greene County Gathering System that it operates and owns an interest in. The Trust paid the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until ECA's drilling obligation was satisfied in 2011; since then, ECA has been permitted to increase this fee to the extent necessary to recover certain capital expenditures on the Greene County Gathering System made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other third-party charges. The Trust's cash available for distribution is reduced by ECA's deductions for these post-production services.

        ECA may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or Mcf, such costs may be deducted by the purchaser of the natural gas prior to payment being made to ECA for such production. At other times, ECA will make payments directly to the third parties providing such post-production services. In either instance, the Trust's cash available for distribution will be reduced by the costs paid by ECA for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less than the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interests are reduced accordingly.

        The post-production costs for the Trust's natural gas produced and sold averaged $0.70 and $0.64 per MMBtu for the years ended December 31, 2016 and 2015, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. ECA is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        ECA has an agreement with Columbia Gas Transmission, LLC ("Columbia") to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement, which terminates July 31, 2021, has been in effect since August 1, 2011 and is at Columbia's filed tariff rate, which is currently $0.1878 per MMBtu at one hundred percent load factor. This firm transportation is an additional post-production cost and the Trust bears its proportionate share of such costs.

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

        Environmental, Health and Safety Regulation.    The exploration, development and production operations of ECA are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection or human health and safety. These laws and regulations may, among other things, require the acquisition of permits to conduct construction, drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and remedial actions to mitigate pollution conditions arising from ECA's operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of ECA's operations in affected areas.

        The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus, any future changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent or costly construction, drilling, water withdrawal, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on ECA's capital expenditures, results of operations and financial position. ECA may be unable to pass on increased compliance costs to its customers. Moreover, accidental loss of well control, or releases or spills may occur in the course of ECA's operations, and ECA could incur significant costs and liabilities as a result of such incidents, including any third party claims for damage to property and natural resources or personal injury. Although ECA believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on ECA's capital expenditures, results of operations or financial position, ECA might not be able to maintain such compliance in the future.

        The following is a summary of significant existing environmental, health and safety laws and regulations to which ECA's business operations are subject and for which compliance may have a material adverse impact on ECA's capital expenditures, results of operations or financial position.

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

        ECA also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, ECA generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under CERCLA and comparable state laws. On December 28, 2016, the EPA entered into a settlement with environmental groups wherein it agreed to decide by March 2019 whether to revise the Agency's current determination exempting oil and gas wastes from regulation as RCRA hazardous wastes.

        ECA currently owns or leases, and in the past may have owned or leased, properties that have been used for numerous years to explore and produce oil and natural gas. Although ECA may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the properties owned or leased by ECA or at or from the other locations where these hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons and wastes was not under ECA's control. These properties and wastes disposed thereon may give rise to liability under CERCLA, RCRA and analogous state laws. Under these laws, ECA could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.

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

        In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (collectively, "GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. Those regulations were challenged in federal court and the Supreme Court has upheld the EPA's authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for greenhouse gases in their permit. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. On October 23, 2015, the EPA finalized its "Clean Power Plan" regulations under Section 111(d) of the Clean Air Act to limit GHG emissions from existing power plants. Several states, trade groups and companies have challenged the legality of EPA's 111(d) rule for existing power plants in federal court. On February 9, 2016, the Supreme Court granted an emergency stay preventing EPA from implementing the Clean Power Plan until the D.C. Circuit issues a decision on the legality of the rule and disposition of a writ of certiorari, to the extent such a writ is sought. EPA has finalized regulations that require control of methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. EPA has also issued several Information Collection Requets to industry seeking assistance in developing a program for regulating methane emissions from existing oil and gas sources as well. ECA does not believe the proposed regulation will have a material adverse effect on its operations.

        More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on ECA's business, capital expenditures, financial condition and results of operations.

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

        Water Discharges.    The Federal Water Pollution Control Act, as amended ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The term "waters of the United States" has been broadly defined to include certain inland water bodies, including certain wetlands and intermittent streams. In May 2015, the EPA finalized a new definition of "waters of the United States" that broadens the scope of regulated waters. Several states, trade groups and companies have challenged the legality of EPA's new definition for "waters of the United States" in various federal courts and in October 2015, the Sixth Circuit Court of Appeals issued a nationwide stay of the rule. ECA believes that even if upheld this will not have a material adverse effect on the cash distributions to the Trust unitholders.

        The Pennsylvania Department of Environmental Protection has adopted a new permitting policy concerning surface water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. In April 2015, EPA proposed technology-based pretreatment standards under the Clean Water Act for discharges of effluent from unconventional oil and gas extraction facilities to publicly owned treatment works ("POTWs"). If ECA is unable to remove and dispose of water at a reasonable cost and within applicable environmental rules, ECA's ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

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

        State Regulation.    Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. PADEP continues to implement new regulations specifically applicable to the development of unconventional gas wells. The Pennsylvania Public Utility Commission is charged with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require ECA to incur increased operating costs. Realized prices are not currently subject to state regulation or other similar direct economic regulation, but they could become subject to such regulation in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ECA's and to limit the number of wells or locations ECA can drill.

        ECA believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, ECA received a Notice of Violation ("NOV") from PADEP relating to ECA's operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. ECA responded to PADEP on January 22, 2016, and stated that it believed ECA had been in compliance with all underlying rules and regulations regarding the operation of the impoundments and followed best management practices associated with the operation of the same. ECA has been communicating directly with PADEP in order to address the matters set forth in the NOV. The NOV as issued is neither an order or final action of the PADEP and it has not resulted in any fine or assessment to date. However, pursuant to the conveyances any expenses incurred by ECA related to the NOV and the ultimate resolution of the NOV by ECA are not deductible from the proceeds due to the Trust and therefore should not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2016 and 2015, with respect to the Underlying Properties.

Description of the Trust Units

        Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust has 17,605,000 common units outstanding, consisting of 13,203,750 originally issued common units and 4,401,250 originally issued subordinated units that automatically converted to common units as of December 31, 2012.

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

        In particular, reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. The Producing Wells have been operational for less than seven and a half years, and many of the PUD Wells have been operational for less than five years. Furthermore, the use of horizontal drilling methods on the Underlying Properties is a relatively recent development in the Marcellus Shale, with ECA commencing the drilling of its first horizontal well in the Marcellus Shale in 2007. The minimal operational history for horizontal wells in the Marcellus Shale formation may also contribute to the inaccuracy of estimates of Proved reserves. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, including variances attributable to a lack of production history within the Marcellus Shale formation, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.

        Further, the reserve report estimating the Trust's proved reserves, future production and income attributable to the Trust's Royalty Interests as of December 31, 2016 was prepared, in accordance with applicable regulations, using a weighted benchmark price adjusted for differentials resulting in an average natural gas price of $1.84 per Mcf during 2016, as described in Appendix A to this report. At the date of this report, the weighted benchmark natural gas price, adjusted for differentials, for production in which the Trust has an interest is below $1.84. A reserve report prepared using the current lower value would result in lower proved reserves, future production and income attributable to the Trust's Royalty Interests.

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

        ECA has an agreement with Columbia to provide firm transportation downstream of ECA's Greene County Gathering System for 50,000 MMBtu per day. This firm transportation arrangement, which terminates July 31, 2021, has been in effect since August 1, 2011 and is at Columbia's filed tariff rate, which is currently $0.1878 per MMBtu at a one hundred percent load factor. This firm transportation is an additional post-production cost, and the Trust bears its proportionate share of such costs.

        In the future, ECA may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent ECA's customers or ECA became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, ECA or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of ECA or its customers to procure sufficient capacity to transport the natural gas gathered on the Greene County Gathering System will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by ECA for production attributable to the Trust's interests will decrease the proceeds received by the Trust.

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

        Prior to the drilling of the PUD Wells, ECA obtained preliminary title reviews to ensure there were no obvious defects in title to the leasehold. However, a title review is not title insurance, and in the event of a material title problem in the future, proceeds available for distribution to unitholders, and the value of the Trust units, may be reduced.

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

        The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by the Trust or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include those described below.

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

  •
  Any third party post-production costs incurred and associated with the Trust's interests reduces cash received by the Trust or available for distribution by the Trust to the holders of the Trust units, including any amounts paid by ECA for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with ECA's agreement with a third party to obtain firm transportation downstream of the Greene County Gathering System for 50,000 MMBtu per day at the third party's filed tariff rate, which equates to $0.1878 per MMBtu at a one hundred percent load factor. The rate is subject to adjustments, which may be retroactive, by regulatory authorities.

  •
  Taxes allocated to or imposed on the Trust include Pennsylvania franchise tax and any applicable property, ad valorem, production, severance, excise and other similar taxes. Currently, there are no taxes in Pennsylvania related to the production or severance of oil and natural gas in Pennsylvania; however, there have been proposals to enact a severance tax, none of which were adopted, in both the Pennsylvania Senate Finance Committee and the House Energy and Environmental Resources Committees, and lawmakers may propose other taxes in the future. If adopted, such taxes would be a post-production cost that is borne by the Trust.

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

        The prices received for ECA's natural gas production have historically exceeded the relevant benchmark prices, such as NYMEX, that were used for calculating hedge positions; during all of 2015 and 2016, however, the prices received were lower than the benchmark prices, and this dynamic could continue in the future. The difference between the price received and the benchmark price is called a differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. ECA cannot accurately predict natural gas differentials. Further decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and, accordingly, reduce the cash distributions by the Trust and the value of the Trust units.

         The Trust has no hedges in place to protect against the price risk inherent in holding interest in natural gas, a commodity that is frequently characterized by significant price volatility.

        At the formation of the Trust, approximately fifty percent of the estimated natural gas production attributable to the Royalty Interests was hedged from April 1, 2010 through March 31, 2014. From inception through the termination of the hedge arrangements, the Trust received approximately $35 million that it would not have received without the hedge arrangements. The last of the hedge arrangements expired March 31, 2014. Consequently, unitholders no longer have the benefit of any hedge arrangements, and all production is subject to the price risks inherent in holding interests in natural gas, a commodity that is frequently characterized by significant price volatility.

         Natural gas wells are subject to operational hazards that can cause substantial losses. ECA maintains insurance but may not be adequately insured for all such hazards.

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

        The Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Sale of all the

Royalty Interests will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders. Unless sooner terminated, the Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. The Term Royalty Interests will automatically revert to ECA at the Termination Date, while the Perpetual Royalty Interests will be sold and the proceeds will be distributed to the unitholders (including ECA to the extent of any Trust units it owns) at the Termination Date or soon thereafter. ECA has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust.

         If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the common units.

        The Trust's common units are currently listed on the NYSE. In the future, if the Trust is unable to meet the continued listing requirements of the NYSE—which require, among other things, that the average closing price of the common units remain at or above $1.00 over 30 consecutive trading days—the common units could be delisted if the Trust is unable to regain compliance. A delisting of our common units could negatively impact the Trust by, among other things, reducing the liquidity and market price of the common units and reducing the number of investors willing to hold or acquire the common units.

         The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the common units.

        As of December 31, 2016, ECA held no common units, while select Private Investors held common units. In connection with the Trust's formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of common units by such holders. If the Private Investors were to sell or offer to sell a substantial number of common units, the market price of the units could be adversely affected.

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

  •
  ECA may sell some or all of the Underlying Properties. Any such sale may not be in the best interests of the Trust unitholders. Any purchaser may lack ECA's experience in the Marcellus Shale or its creditworthiness.

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

        Pennsylvania historically has not imposed a severance tax on the production of natural gas. However, over the past few years there have been several proposals to initiate one. Most recently, in February 2016 the Governor of Pennsylvania proposed a flat 6.5 percent severance tax on the value of natural gas at the wellhead. Under the Governor's current proposal, the amount paid in impact fees paid on unconventional gas wells could be taken as a credit against the severance tax. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

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

        Due to uncertainty under Pennsylvania law, the Royalty Interests conveyed by ECA to the Trust might not be treated as real property interests, or as interests in hydrocarbons in place or to be produced. As a result, the Royalty Interests might be treated as unsecured claims of the Trust against ECA in the event of ECA's bankruptcy. The Royalty Interest Lien is intended to provide security to the Trust should the Royalty Interests be subject to such a challenge. If the PDP Royalty Interest or the PUD Royalty Interest were determined not to be a real property interest owned by the Trust, the Trust's remedy would be to foreclose on the Trust's Royalty Interest Lien to cause the Trust to receive a volume of natural gas production from the Trust properties calculated in accordance with the provisions of the conveyances of the Royalty Interests to the Trust. Foreclosure on the Royalty Interest Lien is exercisable only following a bankruptcy filing of ECA or its successor and based on an uncured payment default occurring under the conveyances of the Royalty Interests to the Trust existing at the time of, or occurring after, such bankruptcy filing. The process of foreclosing to enforce the Royalty Interest Lien would be expensive and time-consuming, and the resulting delays and expenses could reduce Trust distributions substantially or eliminate them for an unpredictable period of time.

        The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of ECA's retained interest. The Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against ECA's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during a bankruptcy of ECA, payments of the royalties may be delayed or deferred; in addition, the obligation to pay royalties may be disaffirmed or cancelled. In either situation, the Trust may need to look to the Royalty Interest Lien to replace its rights under the Royalty Interests. During the pendency of any bankruptcy proceedings involving ECA, the Trust's ability to foreclose on the Royalty Interest Lien, and the ability to collect cash payments from customers being held in ECA's accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Royalty Interest Lien is possible, and a bankruptcy court might not permit such foreclosure. The bankruptcy also might delay the execution of a new agreement with another driller or operator. If the Trust were to enter into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell natural gas at the same prices as ECA was able to achieve.

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

        In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment. These findings allow the agency to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. Those regulations were challenged in federal court and the Supreme Court has upheld the EPA's authority to regulate GHG emissions from stationary sources, concluding sources that trigger air permitting requirements based on their traditional criteria pollutant emissions must include a limit for GHGs in their permit. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. In October 2015, the EPA finalized its "Clean Power Plan" regulations under Section 111(d) of the Clean Air Act to limit GHG emissions from existing power plants. Several states, trade groups and companies have challenged the legality of the EPA's Section 111(d) rule for existing power plants in federal court. On February 9, 2016, the Supreme Court granted an emergency stay preventing EPA from implementing the Clean Power Plan until the D.C. Circuit issues a decision on the legality of the rule and disposition of a writ of certiorari, to the extent such a writ is sought. President Trump has publicly stated that it is a top priority of his administration to eliminate the Clean Power Plan. The EPA has finalized regulations that require control of methane emissions from new sources in the oil and gas industry and target ozone-forming pollutants from existing sources in areas that do not meet federal ozone health standards. The EPA has also issued several Information Collection Requets to industry seeking assistance in developing a program for regulating methane emissions from existing oil and gas sources as well.

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

        Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in February 2016 the Governor of Pennsylvania proposed a flat 6.5 percent severance tax on the value of natural gas at the wellhead. Under the Governor's current proposal, the amount paid in impact fees paid on unconventional gas wells could be taken as a credit against the severance tax. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders.

         The tax treatment of publicly traded partnerships or an investment in our Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The current United States federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units, may be modified by administrative, legislative or judicial interpretation at any time. In the past, Congress has considered substantive changes to the existing United States federal income tax laws that affect certain publicly traded partnerships. Any modification to the United States federal income tax laws or interpretations thereof could cause the Trust to be taxed as a corporation or make it difficult or impossible to meet the requirements for the Trust to be treated as a partnership for United States federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in the Trust, change the character or treatment of portions of the Trust income and adversely affect an investment in the Trust's units. Moreover, any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively. Any potential change in law or interpretation thereof could negatively impact the value of an investment in the Trust units.

        Under current law for the taxable year ending December 31, 2017, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 39.6% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.

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

        Recently enacted federal legislation applicable to the Trust for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to our Trust unitholders with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

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

        In recent years, the U.S. government's budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and natural gas within the U.S. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by ECA and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2016, the total natural gas reserves attributable to the Trust interests were 40.7 Bcf. ECA continues to be the operator of all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Net Profits Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2016. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalty Interests.    The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2016, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2016 through December 31, 2016, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $1.84 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse ECA for post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated January 18, 2017 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	40,687	$46,534	$24,337

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

        ECA's reserves are reviewed by the Senior Reservoir Engineer. The Senior Reservoir Engineer has a Bachelor of Science degree in Petroleum Engineering. She has over four years of oil and gas industry experience in Reservoir Engineering. During that time, she has focused on reserves estimates and economics.

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

        ECA generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust unitholders. In addition, ECA may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust not to exceed $5.0 million during any twelve-month period. These releases will be made only in connection with a sale by ECA of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. ECA operates all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to continue as the operator. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. ECA has not identified for sale any of the Underlying Properties.

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

  •
  the amount calculated based on estimated production volumes attributable to the PUD Wells;

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." The high and low closing sales prices per unit for each quarter in 2015 and 2016 were as follows:

Quarter	High	Low
2015
First Quarter (January 1 through March 31)	$4.72	$3.09
Second Quarter (April 1 through June 30)	$4.16	$2.88
Third Quarter (July 1 through September 30)	$2.92	$1.70
Fourth Quarter (October 1 through December 31)	$1.96	$1.39
2016
First Quarter (January 1 through March 31)	$1.54	$0.98
Second Quarter (April 1 through June 30)	$2.03	$1.36
Third Quarter (July 1 through September 30)	$2.32	$1.91
Fourth Quarter (October 1 through December 31)	$2.59	$2.05

        At December 31, 2016, the 17,605,000 units outstanding were held by 30 unitholders of record.

Distributions

        Each quarter, the Trustee determines the amount of funds available for distribution to the Trust unitholders, as described elsewhere in this report. Quarterly cash distributions during the term of the Trust are made by the Trustee generally no later than 60 days following the end of each quarter (or the next succeeding business day) to the Trust unitholders of record on the 45th day following the end of each quarter (or the next succeeding business day). The table below presents, for each quarter of 2015 and 2016, the net cash proceeds, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2015
Net proceeds	$2,126	$1,425	$1,422	$1,221	$6,194
General and administrative	$649	$348	$148	$51	$1,196
Distributable income	$1,477	$1,077	$1,274	$1,170	$4,998
Distributable income per common unit	$0.084	$0.061	$0.072	$0.066	$0.283
2016
Net proceeds	$987	$977	$1,361	$1,421	$4,746
General and administrative	$548	$482	$116	$123	$1,269
Distributable income	$439	$495	$1,245	$1,299	$3,478
Distributable income per common unit	$0.025	$0.028	$0.071	$0.074	$0.198

        Subsequent to year end, on or before February 28, 2017, a distribution of $0.074 per unit was paid to Trust common unitholders owning Trust common units as of February 17, 2017.

Equity Compensation Plans

        The Trust does not have any employees and does not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2016.

Item 6.    Selected Financial Data.

        The following is a summary of net proceeds, distributable income, and distributable income per unit by quarter in 2012, 2013, 2014, 2015, and 2016 (all amounts in thousands except distributable income per common unit/subordinated unit):

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2012
Net proceeds	$9,224	$8,750	$9,157	$9,265	$36,396
Distributable income	$9,191	$8,335	$9,077	$9,009	$35,612
Distributable income per common unit	$0.574	$0.602	$0.624	$0.682	$2.482
Distributable income per subordinated unit	$0.366	$0.088	$0.190	$0.000	$0.644
2013
Net proceeds	$8,243	$8,661	$7,045	$6,573	$30,522
Distributable income	$7,802	$8,397	$6,881	$6,372	$29,452
Distributable income per common unit	$0.443	$0.477	$0.391	$0.362	$1.673
2014
Net proceeds	$6,794	$5,345	$3,740	$3,301	$19,180
Distributable income	$5,887	$4,951	$3,572	$3,165	$17,575
Distributable income per common unit	$0.334	$0.281	$0.203	$0.180	$0.998
2015
Net proceeds	$2,126	$1,425	$1,422	$1,221	$6,194
Distributable income	$1,477	$1,077	$1,274	$1,170	$4,998
Distributable income per common unit	$0.084	$0.061	$0.072	$0.066	$0.283
2016
Net proceeds	$987	$977	$1,361	$1,421	$4,746
Distributable income	$439	$495	$1,245	$1,299	$3,478
Distributable income per common unit	$0.025	$0.028	$0.071	$0.074	$0.198

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this report for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the twelve months ended December 31, 2016 compared to twelve months ended December 31, 2015

        Distributable income for the year ended December 31, 2016 decreased to $3.5 million from $5.0 million for the year ended December 31, 2015. Compared to the year ended December 31, 2015, royalty income decreased $1.4 million and general and administrative expenses increased by $0.1 million. No cash reserves were withheld or released by the Trustee during the years ended December 31, 2016 and 2015.

        Royalty income decreased from $6.2 million for the year ended December 31, 2015 to $4.8 million for the year ended December 31, 2016, a decrease of $1.4 million. This decrease was due to a decrease in the average realized price, a decrease in production, and an increase in post-production costs.

        The average price realized for the year ended December 31, 2016 decreased $0.12 per Mcf to $1.13 per Mcf as compared to $1.25 for the year ended December 31, 2015. The decrease in the average sales price for gas production was due to a slight decrease in the weighted average monthly closing NYMEX price and by higher post-production costs, offset partially by an increase to the average Basis. The average sales price, before post-production costs, decreased from $1.91 per Mcf for the year ended December 31, 2015 to $1.85 per Mcf for the year ended December 31, 2016. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.45 per MMBtu compared to the year ended December 31, 2015 weighted average monthly closing NYMEX price of $2.64 per MMBtu, partially offset by a $0.14 per MMbtu increase in the average Basis to $(0.67) per MMbtu in the current period compared to the prior period Basis of $(0.81) per MMbtu.

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs increased slightly to $0.72 per Mcf for the year ended December 31, 2016 as compared to $0.66 per Mcf for the year ended December 31, 2015. Post-production costs were higher than the previous year primarily because of (1) a higher electricity usage charge per Mcf during the period due to a decline in production on the Greene County Gathering System and (2) higher firm transportation fees.

        Production decreased 13% from 4,973 MMcf for the year ended December 31, 2015 to 4,319 MMcf for the year ended December 31, 2016. The decreased production was primarily a result of natural production declines that occur during the life of a well.

        General and administrative expenses paid by the Trust were $1.3 million for the year ended December 31, 2016, as compared to $1.2 million for the year ended December 31, 2015. During the year ended December 31, 2016, the increase in expense resulted from an increase to the administrative fee paid to the Trustee, which was the result of the timing of billings in the current year.

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

        The average price realized for the year ended December 31, 2015 decreased $2.02 per Mcf to $1.25 per Mcf as compared to $3.27 for the year ended December 31, 2014. The decrease in the average sales price for gas production was due to a decrease in the weighted average monthly closing NYMEX price and a decrease in the average Basis. These decreases were partially offset by lower post-production costs. The average sales price, before post-production costs, decreased from $3.90 per

Mcf for the year ended December 31, 2014 to $1.91 per Mcf for the year ended December 31, 2015. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.64 per MMBtu compared to the year ended December 31, 2014 weighted average monthly closing NYMEX price of $4.42 per MMBtu, as well as a $0.16 per MMbtu decrease in the average Basis to $(0.81) per MMbtu in the current period compared to the prior period Basis of $(0.65) per MMbtu.

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

        As a result of the expiration of the $5.00 fixed price floor contract on March 31, 2014, there were no hedge proceeds for the year ended December 31, 2015. Hedge proceeds were $0.3 million and the Trust had 1,092,000 MMBtu hedged for the year ended December 31, 2014, which reflects the proceeds received through, and volumes hedged as of, March 31, 2014.

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

        ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust, and the subordinated units automatically converted on a one-for-one basis into common units on December 31, 2012. The last cash distribution supported by the subordinated units was the cash distribution payable with respect to the proceeds for the fourth quarter of 2012, which was paid on February 28, 2013. Beginning with the cash distribution payable with respect to the first quarter of 2013, all trust units share in all cash distributions on a pro rata basis. As of December 31, 2016 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the related Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; since then, ECA has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

Contractual Obligations

        A summary of the Trust's contractual obligations as of December 31, 2016 is provided in the following table (in thousands):

	Payments Due by Year
	2017	2018	2019	2020	2021	Thereafter	Total
Administrative services fee	$60.0	$60.0	$60.0	$60.0	$60.0	$495.0	$795.0
Trustee administrative fee	150.0	150.0	150.0	150.0	150.0	1,237.5	1,987.5
Delaware trustee fee	2.5	2.5	2.5	2.5	2.5	20.6	33.1

	$212.5	$212.5	$212.5	$212.5	$212.5	$1,753.1	$2,815.6

        Pursuant to the terms of the Administrative Services Agreement, the Trust is obligated to pay ECA an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by ECA on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee of $150,000, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/– 3% in any one year. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2016 and 2015, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary in either year. At December 31, 2014, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Hedge Contracts

        The primary asset of and source of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive varying portions of the net proceeds from natural gas production from the Underlying Properties. Consequently, the Trust is exposed to market risk from fluctuations in natural gas prices. Through March 31, 2014, however, the Royalty Interests were subject to the hedge contracts described below, which were intended to reduce the Trust's exposure to natural gas price volatility.

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

        Since the expiration on March 31, 2014, of all hedge contracts held by the Trust, the Trust has had, and will continue to have, greater exposure to market risk from the fluctuation in natural gas prices.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I as of December 31, 2016 and 2015, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECA Marcellus Trust I as of December 31, 2016 and 2015 and its distributable income for each of the three years in the period ended December 31, 2016—in conformity with the basis of accounting described in Note 3.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania March 10, 2017

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2016	2015
ASSETS:
Cash	$426,056	$493,515
Royalty income receivable	1,421,669	1,220,901
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(296,862,590)	(291,136,494)

Net royalty interest in gas properties	55,237,410	60,963,506

Total Assets	$57,085,135	$62,677,922

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,299,934	$1,170,277
Trust corpus; 17,605,000 common units authorized, issued and outstanding	55,785,201	61,507,645

Total Liabilities and Trust Corpus	$57,085,135	$62,677,922

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Royalty income	$4,746,095	$6,193,749	$18,911,298
Hedge proceeds	—	—	268,632

Net proceeds to Trust	$4,746,095	$6,193,749	$19,179,930
General and administrative expense	(1,268,968)	(1,195,483)	(1,104,430)
Interest income	1,020	6	28

Income available for distribution prior to cash reserves	$3,478,147	$4,998,272	$18,075,528
Cash reserves withheld by Trustee	—	—	(500,000)

Distributable income available to unitholders	$3,478,147	$4,998,272	$17,575,528

Distributable income per common unit (17,605,000 units authorized and outstanding for 2016, 2015 and 2014)	$0.198	$0.283	$0.998

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Trust Corpus, Beginning of Period	$61,507,645	$67,631,304	$234,466,505
Cash reserves withheld	—	—	500,000
Distributable income	3,478,147	4,998,272	17,575,528
Distributions paid or payable to unitholders	(3,474,495)	(4,994,156)	(17,566,662)
Amortization of royalty interest in gas properties	(5,726,096)	(6,127,775)	(22,724,317)
Impairment of royalty interest in gas properties	—	—	(144,139,270)
Amortization of floor price contracts	—	—	(480,480)

Trust Corpus, End of Period	$55,785,201	$61,507,645	$67,631,304

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

        ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, the drilling support lien ECA had granted to the Trust in connection with the formation of the Trust to secure ECA's drilling obligations was released. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests. The Trust's cash available for distribution includes any cash receipts from the floor price contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System. Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter. Unless sooner liquidated, as discussed in detail above under the caption "The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20 year period in which the Trust owns the Term Royalty Interests" in Item 1A. Risk Factors, the Trust will liquidate on or about March 31, 2030 (the "Termination Date"). At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to ECA. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. ECA will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the termination of the Trust.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2016 and 2015, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary in either year. At December 31, 2014, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2014, the Underlying Properties were impaired by approximately $144 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. This impairment did not reduce Distributable Income, although it reduced

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

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

NOTE 4. Commodity Hedges

        The Trust is exposed to risk fluctuations in energy prices in the normal course of operations. ECA conveyed to the Trust natural gas derivative floor hedge contracts with a price of $5.00 per MMBtu on volumes of 1,092,000 MMBtu for the year ended December 31, 2014. There were no volumes conveyed during the years ended December 31, 2016 and 2015. The Trust used the cash method to account for commodity contracts. Under this method, gains or losses associated with the contracts are recognized at the time the hedged production occurs. Hedge proceeds realized for the year ended December 31, 2014 totaled $268,632. There were no hedge proceeds realized for the years ended December 31, 2016 and 2015.

NOTE 5. Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2016 or 2015.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permitted this fee to be adjusted beginning on the fifth anniversary of the Trust, the fee remained unchanged for the year ended December 31, 2016. These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Related Party Ownership and Registration Rights Agreement:

        Pursuant to the terms of the Registration Rights Agreement to which ECA and the Trust are parties, ECA and the Trust filed a registration statement on Form S-3 pursuant to which ECA and certain private parties could publicly offer and sell up to an aggregate of 4,573,128 common units. ECA and the Trust also filed a registration statement on Form S-4 pursuant to which ECA offered to exchange up to 3,957,527 depositary units of Eastern American Natural Gas Trust for up to 4,120,059 common units of the Trust. The registration statements were declared effective on February 8, 2013. During the year ended December 31, 2014, ECA disposed of its remaining 2,268,401 common units through transfer or sale. ECA did not hold any outstanding common units as of December 31, 2016 or 2015.

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

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from January 1, 2014 to December 31, 2016:

Natural Gas (MMcf)
Proved reserves:
Balance at January 1, 2014	60,453

Revisions of previous estimates	(130)
Production	(5,872)

Balance at December 31, 2014	54,451

Revisions of previous estimates	(3,493)
Production	(4,973)

Balance at December 31, 2015	45,985

Revisions of previous estimates	(979)
Production	(4,319)

Balance at December 31, 2016	40,687

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

	2016	2015	2014
Future cash inflows	$75,015	$88,572	$212,001
Future production costs	(28,481)	(31,270)	(39,750)

Future net cash flows before discount	46,534	57,302	172,251
10% discount to present value	(22,197)	(27,673)	(88,531)

Standardized measure of discounted future net cash flows(1)	$24,337	$29,629	$83,720

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from January 1, 2014 to December 31, 2016 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2014	$88,370
Net proceeds to the Trust	(19,180)
Revisions of previous estimates	(200)
Accretion of discount	8,837
Net change in price and production cost	4,133
Other	1,760

Standardized measure, December 31, 2014	$83,720
Net proceeds to the Trust	(6,194)
Revisions of previous estimates	(2,251)
Accretion of discount	8,372
Net change in price and production cost	(44,193)
Other	(9,825)

Standardized measure, December 31, 2015	$29,629
Net proceeds to the Trust	(4,746)
Revisions of previous estimates	(585)
Accretion of discount	2,963
Net change in price and production cost	(1,924)
Other	(1,000)

Standardized measure, December 31, 2016	$24,337

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2016.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2016, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. The Trustee is not aware of any 10 percent unitholder having failed to comply with Section 16(a) filing requirements in 2016.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2014, 2015 and 2016, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 10, 2017.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence.

Administrative Services Agreement

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to ECA. General and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2016, 2015 and 2014 include $60,000 in administrative fees for each year. ECA and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by ECA of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that ECA may not terminate the Administrative Services Agreement except in connection with ECA's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee

        Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust's statements of distributable income for the twelve months ended December 31, 2016, 2015 and 2014 included administrative fees of approximately $165,000, $114,000, and $150,000, respectively. Any variances from the annual fee are the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

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

        ECA, John Mork and certain of his affiliates had the right to require the Trust to file no more than three registration statements in aggregate. ECA exercised its right to demand registration of an offering in early 2011. During the fourth quarter of 2012, John Mork and Julie Mork each exercised a right to demand registration in connection with offers to sell or exchange ECT common units. The Trust filed the registration statements as required and has no further obligation to effect additional registrations under the registration rights agreement.

Director Independence

        The Trust does not have a board of directors.

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2017. During fiscal 2016 and 2015, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2016 and 2015 by Ernst & Young LLP:

	2016	2015
Audit fees(1)	$147,500	$150,000
Audit-related fees	—	—
Tax fees	221,400	300,110
All other fees	—	—

Total fees	$368,900	$450,110

(1)
Fees for audit services included fees for the reviews of the Trust's quarterly financial statements.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  (1)  Financial Statements

        The following financial statements are set forth under "Financial Statements and Supplementary Data" in Item 8 of this report on the pages indicated:

  (a)
  (2)  Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3)  Exhibits

        See Index to Exhibits.

Item 16.    Form 10-K Summary

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECA MARCELLUS TRUST I
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee
By:	/s/ SARAH NEWELL Sarah Newell Vice President

March 10, 2017

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

January 18, 2017

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue, Suite 500
Austin, Texas 78701

Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2016. The Trust was formed by Energy Corporation of America (ECA) to own royalty interests in natural gas properties owned and operated by ECA in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on January 18, 2017 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations. The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2016.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2016, are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the "as of date" of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

SEC PARAMETERS Estimated Net Reserves and Income Data Certain Royalty Interests of ECA Marcellus Trust I As of December 31, 2016
Total Proved Producing
Net Remaining Reserves
Gas—MMCF	40,687
Income Data
Future Gross Revenue	$75,014,566
Deductions	28,480,879

Future Net Income (FNI)	$46,533,687
Discounted FNI @ 10%	$24,336,564

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

        The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. Furthermore, the Trust owns only a royalty interest, and the deductions shown as "Other" deductions in the cash flows incorporate the Trust's share of post-production costs including gathering, compression, and transportation fees. The future net income is before the deduction of state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income. Gas reserves account for 100 percent of total future gross revenue from proved reserves.

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

Discounted Future Net Income As of December 31, 2016
Discount Rate Percent	Total Proved
5	$32,282,461
8	$27,034,718
12	$22,099,709
15	$19,389,562

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

        Proved reserve estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that "as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease." Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts. At the request of ECA and the Trust, the economic reserves for these properties were projected beyond April 1, 2030, which is the "minimum", contractual reversion date of the Trust.

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

Estimates of Reserves

        The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by the Securities and Exchange Commission's Regulations Part 210.4-10(a). The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods; (2) volumetric-based methods; and (3) analogy. These methods may be used individually or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserve evaluators must select the method or combination of methods which in their professional judgment is most appropriate given the nature and amount of reliable geoscience and engineering data available at the time of the estimate, the established or anticipated performance characteristics of the reservoir being evaluated, and the stage of development or producing maturity of the property.

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

        All of the proved reserves for the properties included herein were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis which utilized extrapolations of historical production and pressure data available through November 2016. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

        To estimate economically recoverable proved oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data that cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be anticipated to be economically producible from a given date forward based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined. While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may increase or decrease from those under existing economic conditions, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

        ECA has informed us that they have furnished us all of the material accounts, records, geological and engineering data, and reports and other data required for this investigation. In preparing our forecast of future proved production and income, we have relied upon data furnished by ECA with respect to property interests owned, production and well tests from examined wells, normal direct costs of operating the wells or leases, the Pennsylvania impact fee, other costs such as gathering and/or transportation fees, product prices based on the SEC regulations, adjustments or differentials to product prices, and pressure measurements. Ryder Scott reviewed such factual data for its reasonableness; however, we have not conducted an independent verification of the data furnished by

ECA. We consider the factual data used in this report appropriate and sufficient for the purpose of preparing the estimates of reserves and future net revenues herein.

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

        ECA furnished us with the above mentioned average prices in effect on December 31, 2016. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark prices appropriate to the geographic area where the hydrocarbons are sold. These benchmark prices are prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report.

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

        In addition, the table below summarizes the net volume weighted benchmark price adjusted for differentials and referred to herein as the "average realized price." The average realized price shown in the table below was determined from the total future gross revenue before production taxes and the total net reserves for the geographic area and presented in accordance with SEC disclosure requirements for the geographic area included in the report.

Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$2.49/MMBTU	$1.84/MCF

        The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.

Costs

        Operating costs for the leases and wells in this report were furnished by ECA. They are based on the operating expense reports of ECA and include only those costs directly applicable to the leases or wells. For operated properties, the operating costs include an appropriate level of corporate general administrative and overhead costs. Post-production costs, including gathering, compression, and transportation fees, are shown as "Other" deductions. The costs furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the operating cost data used by ECA. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells. All costs were held constant throughout the life of the properties. It should be noted that the Trust only owns a royalty interest in the subject wells and is only burdened by its share of the previously mentioned post-production costs. The operating expenses supplied by ECA were used only to determine the economic life of each property. As mentioned previously, the economic reserves for these properties were projected beyond April 1, 2030, which is the "minimum", contractual reversion date of the Trust, since the economic limit for each property as calculated in the cash flows was found to extend beyond that date.

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

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2016 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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
SEG (FWZ)/pl
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

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, currently serving in the latter organization's Denver Chapter as Program Chair.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2016 continuing education hours, Mr. Gardner attended the SPEE Annual Meeting held in Truckee, California which included technical sessions involving various reserves evaluation and reporting topics, unconventional resource issues, regulatory updates, statistical methods, financial considerations, ethics, and a short course on SPEE Monograph 4. In September 2016, Mr. Gardner participated in a conference held in Houston, Texas which focused on current technical, financial, and regulatory aspects in estimating and reporting oil and gas reserves, including low-price environment issues. In addition, Mr. Gardner attended various SPEE technical seminars and internal company training during 2016 covering topics such as financial evaluations and commodity pricing, analysis software, statistics, SEC comment letter trends, and more.

        Based on his educational background, professional training and more than 11 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).

3.2		—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

10.1	(1)	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.2	(1)	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.3	(1)	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein.

10.4	(1)	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.5	(1)	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation.

10.6	(1)	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation.

10.7	(1)	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.8	(1)	—	Development Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.11	(1)	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.12	(1)	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America.

10.13		—	Underwriting Agreement dated as of July 1, 2010, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on July 6, 2010 (File No. 001-34800).

10.14		—	Underwriting Agreement dated as of April 12, 2011, by and among Energy Corporation of America, ECA Marcellus Trust I, and the underwriters named therein (incorporated herein by reference to exhibit 1.1 to the Trust's Current Report on Form 8-K filed on April 15, 2011 (File No. 001-34800).

23.1	*	—	Consent of Ernst & Young LLP

23.2	*	—	Consent of Ryder Scott Company, L.P.

31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
99.1	—	Report of Ryder Scott Company, L.P. dated January 18, 2017 (included in Appendix A to this report)

(1)
Exhibit previously filed with the SEC and incorporated herein by reference to the exhibit of like designation filed with the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800).

*
Filed herewith.