Form 10-Q
period 2017-03-31
ECA Marcellus Trust I
filed 2017-05-10
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2017, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	March 31, 2017	December 31, 2016
ASSETS:
Cash	$6,165	$426,056
Royalty income receivable	2,054,365	1,421,669

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(298,106,794)	(296,862,590)
Net royalty interest in gas properties	53,993,206	55,237,410
Total Assets	$56,053,736	$57,085,135

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,515,576	$1,299,934

Trust corpus; 17,605,000 common units authorized, issued and outstanding	54,538,160	55,785,201
Total Liabilities and Trust Corpus	$56,053,736	$57,085,135

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Royalty income	$2,054,365	$986,769

Net proceeds to Trust	$2,054,365	$986,769

General and administrative expense	(539,520)	(548,293)
Interest income	731	240

Income available for distribution prior to cash reserves	$1,515,576	$438,716

Cash reserves withheld by Trustee	—	—
Distributable income available to unitholders	$1,515,576	$438,716

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.086	$0.025

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Trust Corpus, Beginning of Period	$55,785,201	$61,507,645
Distributable income	1,515,576	438,716
Distributions paid or payable to unitholders	(1,518,413)	(430,369)
Amortization of royalty interest in gas properties	(1,244,204)	(1,524,546)
Trust Corpus, End of Period	$54,538,160	$59,993,462

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

ECA was obligated to drill the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement.  The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests.  The Trust’s cash available for distribution is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”) payable to ECA for such post-production costs on the Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, ECA may increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2017 and 2016 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2016, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary during the year. No impairment in the Underlying Properties has been recognized during 2017.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 4.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended March 31, 2017.

NOTE 5.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permits this fee to be adjusted annually beginning on the fifth anniversary of the Trust, January 1, 2016, the fee has remained unchanged through March 31, 2017.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA, the Trustee is permitted to make funding requests of ECA on behalf of the Trust for use in paying current and future liabilities of the Trust as they become due. Since 2014, the Trustee has maintained a cash reserve in the amount of $500,000.  ECA made no additional advances to the Trust during the quarters ended March 31, 2017 or 2016.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. References to “ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents, include the private investors.  The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

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

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of March 31, 2017, the Trust owns royalty interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution is also reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to ECA for such post-production costs on the related Greene County Gathering System were limited to $0.52 per MMBtu gathered until ECA fulfilled its drilling obligation in 2011; since then, ECA has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

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

Results of Trust Operations

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Distributable income for the three months ended March 31, 2017 increased to $1.5 million from $0.4 million for the three months ended March 31, 2016.  Compared to the quarter ended March 31, 2016, royalty income increased by $1.1 million and general and administrative expenses were flat between the periods.

Royalty income increased from $1.0 million for the three months ended March 31, 2016 to $2.1 million for the three months ended March 31, 2017, an increase of $1.1 million.  This increase was due to an increase in the average sales price partially offset by natural production declines.

The average price realized for the three months ended March 31, 2017 increased $1.38 per Mcf to $2.24 per Mcf as compared to $0.86 for the three months ended March 31, 2016.  The increase in the average sales price for natural gas production was due to an increase in the weighted average monthly closing NYMEX price.  The increase in the average sales price for natural gas production was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.31 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.08 per MMBtu for the three months ended March 31, 2016. The average Basis per MMBtu in the current period was slightly more favorable at minus $0.51 per MMBtu compared to the prior period Basis of minus $0.62 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs remained constant at $0.66 per Mcf for each of the three-month periods ended March 31, 2017 and 2016. During the three months ended March 31, 2017, there was an increase in electricity usage charges, offset by lower post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower-producing well pads by reducing the existing line pressure.

Production decreased 20% from 1,150 MMcf for the three months ended March 31, 2016 to 916 MMcf for the three months ended March 31, 2017. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust remained flat at $0.5 million for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than net cash flows from the Royalty Interests. Other than Trust administrative expenses, including, if applicable, expense reimbursements to ECA and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to ECA pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. Since 2014, the Trustee has maintained a cash reserve in the amount of $0.5 million. The Trustee, on behalf of the Trust, may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Royalty Interest in Gas Properties:

The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to

ASC 360. The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves, adjusted for the basis differential. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2016, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2017.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Exposure to Natural Gas Prices

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2017, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  No material changes to such risk factors have occurred since the filing of such report.

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

Date: May 10, 2017

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