Form 10-Q
period 2017-06-30
ECA Marcellus Trust I
filed 2017-08-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

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

As of August 8, 2017, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
ASSETS:
Cash	$291,241	$426,056
Royalty income receivable	2,011,802	1,421,669

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(299,331,237)	(296,862,590)
Net royalty interest in gas properties	52,768,763	55,237,410

Total Assets	$55,071,806	$57,085,135

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,756,543	$1,299,934

Trust corpus; 17,605,000 common units authorized, issued and outstanding	53,315,263	55,785,201

Total Liabilities and Trust Corpus	$55,071,806	$57,085,135

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Royalty income	$4,066,167	$1,963,821	$2,011,802	$977,052

Net proceeds to Trust	$4,066,167	$1,963,821	$2,011,802	$977,052

General and administrative expense	(795,971)	(1,030,608)	(256,451)	(482,315)
Interest income	1,923	379	1,192	139

Income available for distribution prior to cash reserves	$3,272,119	$933,592	$1,756,543	$494,876

Cash reserves withheld by Trustee	—	—	—	—
Distributable income available to unitholders	$3,272,119	$933,592	$1,756,543	$494,876

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.186	$0.053	$0.100	$0.028

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Trust Corpus, Beginning of Period	$55,785,201	$61,507,645
Distributable income	3,272,119	933,592
Distributions paid or payable to unitholders	(3,273,410)	(926,654)
Amortization of royalty interest in gas properties	(2,468,647)	(2,951,835)

Trust Corpus, End of Period	$53,315,263	$58,562,748

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

The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A., as Trustee. Although ECA operates all of the Producing Wells and all of the PUD Wells, ECA has no ability to manage or influence the management of the Trust. Neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on or relating to the properties to which the Royalty Interests relate.

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three- and six-month periods ended June 30, 2017 and 2016 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty Interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2016, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary during the year. No impairment in the Underlying Properties has been recognized during 2017.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

Amortization of the Royalty Interest in gas properties is calculated on a units-of-production basis, whereby the Trust’s cost basis in the properties is divided by Trust total proved reserves to derive an amortization rate per reserve unit. Such amortization does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

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

NOTE 4.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended June 30, 2017.

NOTE 5.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permits this fee to be adjusted annually beginning on the fifth anniversary of the Trust, January 1, 2016, the fee has remained unchanged through June 30, 2017.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA, the Trustee is permitted to make funding requests of ECA on behalf of the Trust for use in paying current and future liabilities of the Trust as they become due. Since 2014, the Trustee has maintained a cash reserve in the amount of $500,000.  ECA made no additional advances to the Trust during the quarters ended June 30, 2017 or 2016.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of June 30, 2017, the Trust owns royalty interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

Results of Trust Operations

For the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Distributable income for the three months ended June 30, 2017 increased to $1.8 million from $0.5 million for the three months ended June 30, 2016.  Compared to the quarter ended June 30, 2016, royalty income increased by $1.0 million and general and administrative expenses decreased by $0.2 million in the current period.

Royalty income increased from $1.0 million for the three months ended June 30, 2016 to $2.0 million for the three months ended June 30, 2017, an increase of $1.0 million.  This increase was due to an increase in the average sales price partially offset by natural production declines.

The average price realized for the three months ended June 30, 2017 increased $1.28 per Mcf to $2.88 per Mcf as compared to $1.60 for the three months ended June 30, 2016.  The increase in the average sales price for natural gas production was due to an increase in the weighted average monthly closing NYMEX price.  The increase in the average sales price for natural gas production was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.18 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.95 per MMBtu for the three months ended June 30, 2016. The average Basis per MMBtu in the current period was flat between periods at minus $0.40 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased $0.05 from $0.69 per Mcf for the three-month period ended June 30, 2016, to $0.64 per Mcf for the three-month period ended June 30, 2017. During the three months ended June 30, 2017, there was a decrease in electricity usage charges and lower post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower-producing well pads by reducing the existing line pressure.

Production decreased 16% from 1,077 MMcf for the three months ended June 30, 2016 to 902 MMcf for the three months ended June 30, 2017. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust decreased $0.2 million from $0.5 million for the three-month period ended June 30, 2016, to $0.3 million for the three-month period ended June 30, 2017.

For the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Distributable income for the six months ended June 30, 2017 increased to $3.3 million from $0.9 million for the six months ended June 30, 2016.  Compared to the six months ended June 30, 2016, royalty income increased by $2.1 million and general and administrative expenses decreased by $0.2 million in the current period.

Royalty income increased from $2.0 million for the six months ended June 30, 2016 to $4.1 million for the six months ended June 30, 2017, an increase of $2.1 million.  This increase was due to an increase in the average sales price partially offset by natural production declines.

The average price realized for the six months ended June 30, 2017 increased $1.33 per Mcf to $2.89 per Mcf as compared to $1.56 for the six months ended June 30, 2016.  The increase in the average sales price for natural gas production was due to an increase in the weighted average monthly closing NYMEX price.  The increase in the average sales price for natural gas production was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.25 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.02 per MMBtu for the six months ended June 30, 2016. The average Basis per MMBtu in the current six-month period was more favorable at minus $0.46 per MMBtu compared to the prior period Basis of minus $0.52 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased $0.03 from $0.68 per Mcf for the six-month period ended June 30, 2016, to $0.65 per Mcf for the six-month period ended June 30, 2017. During the six months ended June 30, 2017, there was a decrease in  post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower-producing well pads by reducing the existing line pressure, offset by an overall incresase in electricity usage charges during the period.

Production decreased 18% from 2,227 MMcf for the six months ended June 30, 2016 to 1,818 MMcf for the six months ended June 30, 2017. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust decreased $0.2 million from $1.0 million for the six-month period ended June 30, 2016, to $0.8 million for the six-month period ended June 30, 2017.

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

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Significant Accounting Policies

The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because, among other differences, certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by ASC 932.

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

Royalty Interest in Gas Properties:

The Royalty Interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves, adjusted for the basis differential. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2016, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2017.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

Amortization of the Royalty Interest in gas properties is calculated on a units-of-production basis, whereby the Trust’s cost basis in the properties is divided by Trust total proved reserves to derive an amortization rate per reserve unit. Such amortization does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms promulgated by the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Act is accumulated and communicated by ECA to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2017, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

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

Date: August 9, 2017

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