Form 10-Q
period 2017-09-30
ECA Marcellus Trust I
filed 2017-11-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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

As of November 8, 2017, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of September 30, 2017	As of December 31, 2016
ASSETS:
Cash	$374,408	$426,056
Royalty income receivable	1,448,467	1,421,669

Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(300,577,282)	(296,862,590)
Net royalty interest in gas properties	51,522,718	55,237,410

Total Assets	$53,345,593	$57,085,135

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,280,332	$1,299,934

Trust corpus; 17,605,000 common units authorized, issued and outstanding	52,065,261	55,785,201

Total Liabilities and Trust Corpus	$53,345,593	$57,085,135

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Royalty income	$5,514,634	$3,324,426	$1,448,467	$1,360,605
Net proceeds to Trust	$5,514,634	$3,324,426	$1,448,467	$1,360,605

General and administrative expense	(966,298)	(1,146,785)	(170,327)	(116,177)
Interest income	4,115	571	2,192	192

Income available for distribution prior to cash reserves	$4,552,451	$2,178,212	$1,280,332	$1,244,620

Cash reserves withheld by Trustee	—	—	—	—

Distributable income available to unitholders	$4,552,451	$2,178,212	$1,280,332	$1,244,620

Distributable income per unit (17,605,000 units authorized and outstanding)	$0.259	$0.124	$0.073	$0.071

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Trust Corpus, Beginning of Period	$55,785,201	$61,507,645
Distributable income	4,552,451	2,178,212
Distributions paid or payable to unitholders	(4,557,699)	(2,169,338)
Amortization of royalty interest in gas properties	(3,714,692)	(4,378,959)

Trust Corpus, End of Period	$52,065,261	$57,137,560

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three- and nine-month periods ended September 30, 2017 and 2016 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 4.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended September 30, 2017.

NOTE 5.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $150,000 to the Trustee. Although the Trust Agreement permits this fee to be adjusted annually beginning on the fifth anniversary of the Trust, January 1, 2016, the fee has remained unchanged through September 30, 2017.  These costs, as well as those to be paid to ECA pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

Cash Advance:

Pursuant to a letter agreement between the Trustee and ECA, the Trustee is permitted to make funding requests of ECA on behalf of the Trust for use in paying current and future liabilities of the Trust as they become due. ECA made no additional advances to the Trust during the quarters ended September 30, 2017 or 2016.

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

ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of September 30, 2017, the Trust owns royalty interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

Results of Trust Operations

For the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Distributable income for the three months ended September 30, 2017 increased to $1.3 million from $1.2 million for the three months ended September 30, 2016.  Compared to the quarter ended September 30, 2016, royalty income increased by $0.1 million and general and administrative expenses remained relatively flat in the current period.

Royalty income increased from just under $1.4 million for the three months ended September 30, 2016 to just over $1.4 million for the three months ended September 30, 2017, an increase of approximately $0.1 million.  This increase was due to an increase in the average sales price partially offset by natural production declines.

The average price realized for the three months ended September 30, 2017 increased $0.34 per Mcf to $2.35 per Mcf as compared to $2.01 for the three months ended September 30, 2016.  The increase in the average sales price for natural gas production was due to an increase in the weighted average monthly closing NYMEX price as well as an improved basis.  The increase in the average sales price for natural gas production was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.01 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.81 per MMBtu for the three months ended September 30, 2016.  The average Basis per MMBtu for the three months ended September 30, 2017, was more favorable at minus $0.76 per MMBtu compared to the prior period Basis of minus $0.88 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs increased $0.02 from $0.75 per Mcf for the three-month period ended September 30, 2016, to $0.77 per Mcf for the three-month period ended September 30, 2017. During the three months ended September 30, 2017, there was an increase in electricity usage charges and firm transportation fees offset by lower post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower-producing well pads by reducing the existing line pressure.

Production decreased 15% from 1,076 MMcf for the three months ended September 30, 2016 to 918 MMcf for the three months ended September 30, 2017. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust remained relatively flat at $0.1 million for each period.

For the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Distributable income for the nine months ended September 30, 2017 increased to $4.5 million from $2.2 million for the nine months ended September 30, 2016.  Compared to the nine months ended September 30, 2016, royalty income increased by $2.2 million and general and administrative expenses decreased by $0.1 million in the current period.

Royalty income increased from $3.3 million for the nine months ended September 30, 2016 to $5.5 million for the nine months ended September 30, 2017, an increase of $2.2 million.  This increase was due to an increase in the average sales price partially offset by natural production declines.

The average price realized for the nine months ended September 30, 2017 increased $1.00 per Mcf to $2.71 per Mcf as compared to $1.71 for the nine months ended September 30, 2016.  The increase in the average sales price for natural gas production was due to an increase in the weighted average monthly closing NYMEX price.  The increase in the average sales price for natural gas production was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.17 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.28 per MMBtu for the nine months ended September 30, 2016. The average Basis per MMBtu in the current nine-month period was more favorable at minus $0.56 per MMBtu compared to the prior period Basis of minus $0.64 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and, since July 2013, an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased $0.01 from $0.70 per Mcf for the nine-month period ended September 30, 2016, to $0.69 per Mcf for the nine-month period ended September 30, 2017. During the nine months ended September 30, 2017, there was a decrease in  post-production services gathering fees related to certain capital expenditures associated with new system enhancements to increase the daily flow rate on lower-producing well pads by reducing the existing line pressure, offset by a slight increase in electricity usage charges during the period.

Production decreased 17% from 3,303 MMcf for the nine months ended September 30, 2016 to 2,736 MMcf for the nine months ended September 30, 2017. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust decreased $0.1 million from $1.1 million for the nine-month period ended September 30, 2016, to $1.0 million for the nine-month period ended September 30, 2017.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2017, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The

Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of ECA.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  No material changes to such risk factors have occurred since the filing of such report.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

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

Date: November 9, 2017

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