Form 10-Q
period 2018-03-31
ECA Marcellus Trust I
filed 2018-05-10
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018

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

The Bank of New York Mellon
Trust Company, N.A., Trustee
Global Corporate Trust
601 Travis Street, 16th Floor
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2018, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

References to the “Trust” in this document refer to ECA Marcellus Trust I.  As discussed herein, Greylock Energy, LLC acquired substantially all of the assets of Energy Corporation of America in November 2017.   References to “Greylock Energy” in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	2018	2017
ASSETS:
Cash	$54,408	$356,602
Royalty income receivable	1,527,723	1,359,959
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(302,789,181)	(301,774,826)
Net royalty interest in gas properties	49,310,819	50,325,174
Total Assets	$50,892,950	$52,041,735

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,045,105	$1,178,851
Trust corpus; 17,605,000 common units authorized, issued and outstanding	49,847,845	50,862,884
Total Liabilities and Trust Corpus	$50,892,950	$52,041,735

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Royalty income	$1,527,723	$2,054,365
Net proceeds to Trust	$1,527,723	$2,054,365
General and administrative expense	(484,807)	(539,520)
Interest income	2,189	731
Income available for distribution prior to cash reserves	$1,045,105	$1,515,576
Cash reserves withheld by Trustee	—	—
Distributable income available to unitholders	$1,045,105	$1,515,576
Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.059	$0.086

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Trust Corpus, Beginning of Period	$50,862,884	$55,785,201
Distributable income	1,045,105	1,515,576
Distributions paid or payable to unitholders	(1,045,789)	(1,518,413)
Amortization of royalty interest in gas properties	(1,014,355)	(1,244,204)
Trust Corpus, End of Period	$49,847,845	$54,538,160

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust that was formed in March 2010 by Energy Corporation of America (“Legacy ECA”) to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”), and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation located in Greene County, Pennsylvania (the “PUD Wells”) within the Area of Mutual Interest (the “AMI”) comprising approximately 9,300 acres now held by Greylock Production, LLC (a wholly owned subsidiary of Greylock Energy, LLC) and certain of its wholly owned subsidiaries (“Greylock Production”), of which it owns substantially all of the working interests. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The Trust is authorized to issue a total of 17,605,000 units, all of which are now common units.  The royalty interests were conveyed from the working interest now held by Greylock Production in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the PUD Wells. In November 2017, Greylock Energy acquired substantially all of the assets of Legacy ECA, as described in Note 4.

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests.  The Trust’s cash available for distribution is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”), currently limited to $0.52 per MMBtu gathered, are payable to Greylock Energy for such post-production costs on the Greene County Gathering System; however, Greylock Energy is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter.  Unless sooner terminated, the Trust is scheduled to terminate on or about March 31, 2030 (the “Termination Date”). At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to Greylock Production. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. Greylock Production will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the termination of the Trust.

The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A., as Trustee. Although Greylock Production operates all of the Producing Wells and all of the PUD Wells, Greylock Production has no ability to manage or influence the management of the Trust. Neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on or relating to the properties to which the Royalty Interests relate.

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2018 and 2017 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2017, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary during the year. No impairment in the Underlying Properties has been recognized during 2018.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

The conveyance of the Royalty Interests to the Trust was accounted for as a purchase transaction. The $352,100,000 reflected in the Statements of Assets, Liabilities and Trust Corpus as Royalty Interest in Gas Properties represents 17,605,000 Trust Units valued at $20.00 per unit. The carrying value of the Trust’s investment in the Royalty Interests is not necessarily indicative of the fair value of the Royalty Interests.

NOTE 4. Reaffirmation Agreement

On November 29, 2017, Greylock Energy acquired substantially all of the gas production and midstream assets of Legacy ECA, including Legacy ECA’s interests in the natural gas properties that are subject to the Royalty Interests.

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee, and other instruments to which Legacy ECA and the Trustee are parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”).  In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended March 31, 2018.

NOTE 6.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trust pays the Trustee an annual administrative fee of $150,000, which is subject to adjustment each year.  These costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

Administrative Services Fee:

The Trust and Greylock Production are parties to an Administrative Services Agreement that obligates the Trust to pay Greylock Production each quarter an administrative services fee for accounting, bookkeeping and informational services to be performed by Greylock Production on behalf of the Trust relating to the Royalty Interests. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, Greylock Production and the Trustee each may terminate the Administrative Services Agreement at any time following delivery of notice no less than 90 days prior to the date of termination.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I.  As discussed in “Overview” below, Greylock Energy, LLC and certain of its wholly-owned subsidiaries (“Greylock Energy”) acquired substantially all of the assets of Energy Corporation of America in November 2017.  References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. References to “Greylock Production” in this document refer to Greylock Production, LLC, a wholly owned subsidiary of Greylock Energy, LLC. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” about Greylock Energy and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of Greylock Energy and all matters relating to the Trust are forward-looking statements.  Actual outcomes and results may differ materially from those projected.

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements.  Further, all statements regarding future circumstances or events are forward-looking statements.  The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

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

•                  the uncertainty of estimates of natural gas reserves and production; and

•                  other risks described under the caption “Risk Factors” in the 2017 Form 10-K.

This report describes other important factors that could cause actual results to differ materially from expectations of Greylock Energy and the Trust. All subsequent written and oral forward-looking statements attributable to Greylock Energy or the Trust or persons acting on behalf of Greylock Energy or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

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

In November 2017, Greylock Energy acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in the natural gas properties that are subject to the Royalty Interests.

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee, and other instruments to which Legacy ECA and the Trustee are parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”).  In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

As part of the acquisition of substantially all Legacy ECA’s assets, neither Greylock Energy nor Greylock Production acquired title ownership of Legacy ECA’s working interest in two wells in which the Trust also has an interest, the Penneco Morrow #1MH and Penneco Morrow #2MH wells.  Legacy ECA retained title ownership of these wells after the acquisition by Greylock Energy. As Legacy ECA has no field personnel, Greylock Energy’s personnel operate the wells on behalf of and under the direction of Legacy ECA.

Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. Consequently, no additional wells will be drilled for the Trust.  As of March 31, 2018, the Trust owns royalty interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

The Royalty Interests were conveyed from the working interest now held by Greylock Production in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution is also reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the “Post-Production Services Fee”), currently limited to $0.52 per MMBtu gathered, are payable to Greylock Production for such post-production costs on the related Greene County Gathering System; however, Greylock Production is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.

Generally, the percentage of production proceeds to be received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) Greylock Production’s net revenue interest in the well. Greylock Production on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming Greylock Production owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying Greylock Production’s percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent Greylock Production’s working interest in a PUD Well is less than 100%, the Trust’s share of proceeds would be proportionately reduced.

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

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to foreign partners (“ECI”) should be made at the highest marginal rate.  Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to foreign partners should be made at 30% of gross income unless the rate is reduced by treaty.  This release is intended to be a qualified notice to nominees and brokers as provided for under Treasury Regulation Section 1.1446-4(b) by ECA Marcellus Trust I, and while specific relief is not specified for Section 1441 income, this disclosure is intended to suffice.  Nominees and brokers should withhold 39.6% of the distribution made to foreign partners. The recently enacted Tax Cuts and Jobs Act treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange.  The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation.

Results of Trust Operations

For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Distributable income for the three months ended March 31, 2018 decreased to $1.0 million from $1.5 million for the three months ended March 31, 2017.  Compared to the quarter ended March 31, 2017, royalty income decreased by $0.6 million and general and administrative expenses were flat between the periods.

Royalty income decreased from $2.1 million for the three months ended March 31, 2017 to $1.5 million for the three months ended March 31, 2018, a decrease of $0.6 million.  This decrease was due to a decrease in the average sales price as well as natural production declines.

The average price realized for the three months ended March 31, 2018 decreased $0.25 per Mcf to $1.99 per Mcf as compared to $2.24 for the three months ended March 31, 2017.  The decrease in the average sales price realized for natural gas production was due to a decrease in the weighted average monthly closing NYMEX price.  The average sales price, before post-production costs, decreased from $2.90 per Mcf for the three months ended March 31, 2017 to $2.66 per Mcf for the three months ended March 31, 2018. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.98 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.31 per MMBtu for the three months ended March 31, 2017. This decrease was offset partially by an increase in the average Basis per MMBtu in the current period at minus $0.40 per MMBtu compared to the prior period Basis of minus $0.50 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs increased slightly to $0.67 per Mcf in the current period compared to $0.66 per Mcf for the three-month period ended March 31, 2017. During the three months ended March 31, 2018, there was a decrease in electricity usage charges, offset by higher post-production services gathering and transportation fees.

Production decreased 16% from 916 MMcf for the three months ended March 31, 2017 to 768 MMcf for the three months ended March 31, 2018. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust remained flat at $0.5 million for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than net cash flows from the Royalty Interests. Other than Trust administrative expenses, including, if applicable, expense reimbursements to Greylock Production and any reserves established by the Trustee for future liabilities, the Trust’s only use of cash is for distributions to Trust unitholders.  Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to Greylock Production pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust’s expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee, on behalf of the Trust, may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2017 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.

Significant Accounting Policies

The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because, among other differences, certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission as specified by ASC 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2017, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2018.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms promulgated by the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Act is accumulated and communicated by Greylock Production to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Due to the nature of the Trust, there are certain potential weaknesses that may limit the effectiveness of the disclosure controls and procedures established by the Trustee.  The limitations include the facts that:

•                  Greylock Production and its consolidated subsidiaries manage virtually all of the information relating to the Trust, including all information regarding (i) historical operating data, production volumes, the number of producing wells and acreage, the marketing and sale of production, operating and capital expenditures, environmental matters and other potential expenses and liabilities, and the effects of regulatory matters and changes, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves, and the Trustee necessarily relies on Greylock Production for all such information; and

•                  The Trustee necessarily relies upon the independent reserve engineer as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

Other than reviewing the financial and other information provided to the Trust by Greylock Production and the independent reserve engineer, the Trustee has made no independent or direct verification of this financial or other information.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2018, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2017 Form 10-K.  No material changes to such risk factors have occurred since the filing of such report.

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

Date: May 10, 2018

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

Development Agreement - An agreement under which Legacy ECA was obligated to drill all of the PUD Wells no later than March 31, 2014.  In order to secure the estimated amount of the drilling costs for the Trust’s interests in the PUD Wells, Legacy ECA granted to the Trust a lien on Legacy ECA’s interest in the Marcellus Shale formation in the AMI, excluding the Producing Wells and any other wells which were producing and not subject to the Royalty Interests.

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

Private Investors - the persons described as the “Private Investors” in the Prospectus.

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