Form 10-Q
period 2018-06-30
ECA Marcellus Trust I
filed 2018-08-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018

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

As of August 8, 2018, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

References to the “Trust” in this document refer to ECA Marcellus Trust I.  As discussed herein, Greylock Energy, LLC acquired substantially all of the assets of Energy Corporation of America in November 2017.   References to “Greylock Energy” in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors (as defined in Appendix A), as such entities existed prior to the asset acquisition by Greylock Energy.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	2018	2017
ASSETS:
Cash	$183,844	$356,602
Royalty income receivable	1,486,907	1,359,959
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(303,814,635)	(301,774,826)
Net royalty interest in gas properties	48,285,365	50,325,174

Total Assets	$49,956,116	$52,041,735

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,127,314	$1,178,851
Trust corpus; 17,605,000 common units authorized, issued and outstanding	48,828,801	50,862,884

Total Liabilities and Trust Corpus	$49,956,116	$52,041,735

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Royalty income	$3,014,630	$4,066,167	$1,486,907	$2,011,802

Net proceeds to Trust	$3,014,630	$4,066,167	$1,486,907	$2,011,802

General and administrative expense	(846,528)	(795,971)	(361,721)	(256,451)
Interest income	4,317	1,923	2,128	1,192

Income available for distribution prior to cash reserves	$2,172,419	$3,272,119	$1,127,314	$1,756,543

Cash reserves withheld by Trustee	—	—	—	—

Distributable income available to unitholders	$2,172,419	$3,272,119	$1,127,314	$1,756,543

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.123	$0.186	$0.064	$0.100

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Trust Corpus, Beginning of Period	$50,862,884	$55,785,201
Distributable income	2,172,419	3,272,119
Distributions paid or payable to unitholders	(2,166,693)	(3,273,410)
Amortization of royalty interest in gas properties	(2,039,809)	(2,468,647)

Trust Corpus, End of Period	$48,828,801	$53,315,263

See notes to the unaudited financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust that was formed in March 2010 by Energy Corporation of America (“Legacy ECA”) to own royalty interests in 14 producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”), and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation located in Greene County, Pennsylvania (the “PUD Wells”) within the Area of Mutual Interest (the “AMI”) comprising approximately 9,300 acres now held by Greylock Production, LLC (a wholly owned subsidiary of Greylock Energy, LLC) and certain of its wholly owned subsidiaries (“Greylock Production”), of which it owns substantially all of the working interests. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The Trust is authorized to issue a total of 17,605,000 units, all of which are now common units.  The royalty interests were conveyed from the working interest now held by Greylock Production in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the PUD Wells. In November 2017, Greylock Energy acquired substantially all of the assets of Legacy ECA, as described in Note 4.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six months ended June 30, 2018 and 2017 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 3.  Significant Accounting Policies

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q.  The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”) as specified by Accounting Standard Codification (“ASC”) Topic 932, Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts.  Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses.  In addition, the Royalty Interests are not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2017, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary during the year. No impairment in the Underlying Properties has been recognized during 2018.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended June 30, 2018.

NOTE 6.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that had been $150,000 from inception through 2017.  The Trustee expects to increase the annual fee to $151,575 in 2018. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

Administrative Services Fee:

The Trust and Greylock Production are parties to an Administrative Services Agreement that obligates the Trust to pay Greylock Production an administrative services fee for accounting, bookkeeping and informational services to be performed by Greylock Production on behalf of the Trust relating to the Royalty Interests. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, Greylock Production and the Trustee each may terminate the Administrative Services Agreement at any time following delivery of notice at least 90 days prior to the date of termination.

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

As part of the acquisition of substantially all of Legacy ECA’s assets, neither Greylock Energy nor Greylock Production acquired title ownership of Legacy ECA’s working interest in two wells in which the Trust also has an interest, the Penneco Morrow #1MH and Penneco Morrow #2MH wells.  Legacy ECA retained title ownership of these wells after the acquisition by Greylock Energy. As Legacy ECA has no field personnel, Greylock Energy’s personnel operate the wells on behalf of and under the direction of Legacy ECA.

The Royalty Interests were conveyed to the Trust from the working interest now held by Greylock Production in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s current interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of June 30, 2018, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivelent PUD Wells) that are now completed and in production.

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

Results of Trust Operations

For the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Distributable income for the three months ended June 30, 2018 decreased to $1.1 million from $1.8 million for the three months ended June 30, 2017.  Compared to the quarter ended June 30, 2017, royalty income decreased by $0.5 million and general and administrative expenses increased by $0.1 million.

Royalty income decreased from $2.0 million for the three months ended June 30, 2017 to $1.5 million for the three months ended June 30, 2018, a decrease of $0.5 million.  This decrease was due to a decrease in the average sales price as well as natural production declines.

The average price realized for the three months ended June 30, 2018 decreased $0.32 per Mcf to $1.91 per Mcf as compared to $2.23 per Mcf for the three months ended June 30, 2017.  The decrease in the average sales price realized for natural gas production was due to a decrease in the weighted average monthly closing NYMEX price and higher post-production costs during the period.  The average sales price, before post-production costs, decreased from $2.88 per Mcf for the three months ended June 30, 2017 to $2.61 per Mcf for the three months ended June 30, 2018. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.79 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.18 per MMBtu for the three months ended June 30, 2017. This decrease was offset partially by an increase in the average Basis per MMBtu in the current period at minus $0.26 per MMBtu compared to the prior period Basis of minus $0.39 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.70 per Mcf in the current period compared to $0.64 per Mcf for the three-month period ended June 30, 2017. During the three months ended June 30, 2018, there were higher post-production electricity and transportation fees.

Production decreased 14% from 902 MMcf for the three months ended June 30, 2017 to 777 MMcf for the three months ended June 30, 2018. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended June 30, 2018 increased $0.1 million to $0.4 million compared to $0.3 million for the three months ended June 30, 2017.  This increase was primarily related to expenses related to higher professional services fees.

For the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Distributable income for the six months ended June 30, 2018 decreased to $2.2 million from $3.3 million for the six months ended June 30, 2017.  Compared to the six months ended June 30, 2017, royalty income deceased by $1.1 million and general and administrative expenses remained relatively flat.

Royalty income decreased from $4.1 million for the six months ended June 30, 2017 to $3.0 million for the six months ended June 30, 2018, a decrease of $1.1 million.  This decrease was due to a decrease in the average sales price and by natural production declines.

The average price realized for the six months ended June 30, 2018 decreased $0.29 per Mcf to $1.95 per Mcf as compared to $2.24 per Mcf for the six months ended June 30, 2017.  The decrease in the average sales price realized for natural gas production was due to a decrease in the weighted average monthly closing NYMEX price as well as higher post-production costs during the period.  The decrease in the average sales price for natural gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.89 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.25 per MMBtu for the six months ended June 30, 2017. The average Basis per MMBtu in the current six-month period was more favorable at minus $0.33 per MMBtu compared to the prior period Basis of minus $0.44 per MMBtu.

Average post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased $0.03 from $0.65 per Mcf for the six-month period ended June 30, 2017, to $0.68 per Mcf for the six-month period ended June 30, 2018. During the six months ended June 30, 2018, there was an increase in transportation fees, slightly offset by an overall decrease in electricity usage charges during the period.

Production decreased 15% from 1,818 MMcf for the six months ended June 30, 2017 to 1,545 MMcf for the six months ended June 30, 2018. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust remained relatively flat at $0.8 million for the six-month periods ended June 30, 2018 and 2017.

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

Significant Accounting Policies

The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because, among other differences, certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by ASC Topic 932 Extractive Activities—Oil and Gas: Financial Statements of Royalty Trusts.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2017, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2018.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2018, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

The following description of risk factors includes any material changes to, and supersedes the description of, the Trust’s previously disclosed risk factors contained in Item 1A of the 2017 Form 10-K.  Any risk factor that has not been updated below remains as previously reported in Item 1A of the 2017 Form 10-K and no material change to such risk factors have occurred since the filing of such report.

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

Natural gas that is gathered on Greylock’s Greene County Gathering System (“GCGS”), including natural gas produced from the Underlying Properties, is currently shipped on three interstate natural gas transportation pipelines. Greylock or its purchasers have contracted with those pipelines for firm or interruptible transportation service. The rates for service on the transportation pipelines are regulated by the Federal Energy Regulatory Commission and are subject to increase if the pipeline demonstrates that the existing rates are unjust and unreasonable.

Greylock has an agreement with Columbia Gas Transmission (“Columbia”) to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia’s filed tariff rate, which is currently $0.2067 per MMBtu at a one hundred percent load factor. The agreement will terminate on July 31, 2021 with respect to 45,000 MMBtu per day, and on July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock exercises its right of first refusal to extend the term. Greylock has entered into an additional agreement with Columbia to provide firm transportation downstream of the GCGS for 100,000 MMBtu per day that will utilize Columbia’s Mountaineer XPress Project. This agreement will terminate on the 15th anniversary of the effective in-service date, which is currently expected to be in late 2018. This firm transportation will be an additional post-production cost, and the Trust will bear its proportionate share of such costs.

In the future, Greylock may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock’s customers or Greylock became dependent on interruptible service, and to the extent that any pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock for production attributable to the Trust’s interests will decrease the proceeds received by the Trust.

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

Date: August 9, 2018

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