Form 10-Q
period 2018-09-30
ECA Marcellus Trust I
filed 2018-11-09
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 8, 2018, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	As of	As of
	September 30, 2018	December 31, 2017
ASSETS:
Cash	$429,522	$356,602
Royalty income receivable	1,484,473	1,359,959
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(304,815,344)	(301,774,826)
Net royalty interest in gas properties	47,284,656	50,325,174

Total Assets	$49,198,651	$52,041,735

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,369,965	$1,178,851
Trust corpus; 17,605,000 common units authorized, issued and outstanding	47,828,686	50,862,884

Total Liabilities and Trust Corpus	$49,198,651	$52,041,735

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Royalty income	$4,499,103	$5,514,634	$1,484,473	$1,448,467

Net proceeds to Trust	$4,499,103	$5,514,634	$1,484,473	$1,448,467

General and administrative expense	(964,084)	(966,298)	(117,556)	(170,327)
Interest income	7,365	4,115	3,048	2,192

Income available for distribution prior to cash reserves	$3,542,384	$4,552,451	$1,369,965	$1,280,332

Cash reserves withheld by Trustee	—	—	—	—

Distributable income available to unitholders	$3,542,384	$4,552,451	$1,369,965	$1,280,332

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.201	$0.259	$0.078	$0.073

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Trust Corpus, Beginning of Period	$50,862,884	$55,785,201
Distributable income	3,542,384	4,552,451
Distributions paid or payable to unitholders	(3,536,063)	(4,557,699)
Amortization of royalty interest in gas properties	(3,040,519)	(3,714,692)

Trust Corpus, End of Period	$47,828,686	$52,065,261

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

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests.  The Trust’s cash available for distribution is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”), currently limited to $0.52 per MMBtu gathered, are payable to Greylock Energy’s midstream subsidiary for such post-production costs on the Greene County Gathering System; however, Greylock Energy’s midstream subsidiary is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System.  Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine months ended September 30, 2018 and 2017 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2017, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary during the year. No impairment in the Underlying Properties has been recognized during 2018.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended September 30, 2018.

NOTE 6.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that had been $150,000 from inception through 2017.  The Trustee increased the annual fee to $151,575 in 2018. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee.  The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the Royalty Interests (described below), to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate.  The Trust derives all or substantially all of its income and cash flows from the Royalty Interests. The Trust is treated as a partnership for federal and state income tax purposes.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of September 30, 2018, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

•                  post-production costs and any applicable taxes; and

•                  administrative expenses of the Trust including expenses incurred as a result of being a publicly traded entity and any changes in amounts reserved for such expenses.

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

Results of Trust Operations

For the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Distributable income for the three months ended September 30, 2018 increased to $1.4 million from $1.3 million for the three months ended September 30, 2017.  Compared to the quarter ended September 30, 2017, royalty income increased by $0.1 million and general and administrative expenses decreased by $0.1 million.

Royalty income increased from $1.4 million for the three months ended September 30, 2017 to $1.5 million for the three months ended September 30, 2018, an increase of $0.1 million.  This increase was due to an increase in the average sales price offset by natural production declines.

The average price realized for the three months ended September 30, 2018 increased $0.38 per Mcf to $1.96 per Mcf as compared to $1.58 per Mcf for the three months ended September 30, 2017.  The increase in the average sales price realized for natural gas production was due to a higher average sales price along with lower post-production costs during the period.  The average sales price, before post-production costs, increased from $2.35 per Mcf for the three months ended September 30, 2017 to $2.61 per Mcf for the three months ended September 30, 2018. This increase in price was primarily the result of an increase in the average Basis per MMBtu in the current period at minus $0.38 per MMBtu compared to the prior period Basis of minus $0.74 per MMBtu. The increase was partially offset by a decrease in the weighted average monthly closing NYMEX price for the current period to $2.91 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.02 per MMBtu for the three months ended September 30, 2017.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.65 per Mcf in the current period compared to $0.77 per Mcf for the three-month period ended September 30, 2017. During the three months ended September 30, 2018, there were lower post-production electricity and transportation fees.

Production decreased 17% from 917 MMcf for the three months ended September 30, 2017 to 758 MMcf for the three months ended September 30, 2018. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended September 30, 2018 decreased $0.1 million to $0.1 million compared to $0.2 million for the three months ended September 30, 2017.  This decrease was primarily related to expenses related to lower professional services fees.

For the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Distributable income for the nine months ended September 30, 2018 decreased to $3.5 million from $4.5 million for the nine months ended September 30, 2017. Compared to the nine months ended September 30, 2017, royalty income decreased by $1.0 million and general and administrative expenses remained relatively flat.

Royalty income decreased from $5.5 million for the nine months ended September 30, 2017 to $4.5 million for the nine months ended September 30, 2018, a decrease of $1.0 million.  This decrease was due to a decrease in the average sales price and by natural production declines.

The average price realized for the nine months ended September 30, 2018 decreased $0.07 per Mcf to $1.95 per Mcf as compared to $2.02 per Mcf for the nine months ended September 30, 2017.  The decrease in the average sales price realized for natural gas production was due to a decrease in the weighted average monthly closing NYMEX price as well as higher post-production costs during the period.  The decrease in the average sales price for natural gas production was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.89 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.17 per MMBtu for the nine months ended September 30, 2017. The average Basis per MMBtu in the current nine-month period was more favorable at minus $0.35 per MMBtu compared to the prior period Basis of minus $0.54 per MMBtu.

Average post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased $0.02 from $0.69 per Mcf for the nine-month period ended September 30, 2017, to $0.67 per Mcf for the nine-month period ended September 30, 2018. During the nine months ended September 30, 2018, there was a decrease in electricity usage charges during the period.

Production decreased 16% from 2,736 MMcf for the nine months ended September 30, 2017 to 2,303 MMcf for the nine months ended September 30, 2018. The decreased production was primarily a result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust remained relatively flat at $1.0 million for the nine-month periods ended September 30, 2018 and 2017.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2017, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2018.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Trust is not required to provided information required by this Item.

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

Certain characteristics of the Trust may limit the effectiveness of the disclosure controls and procedures established by the Trustee.  The limitations include the facts that:

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2018, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

The following description of risk factors includes any material changes to, and supersedes the description of certain of, the Trust’s previously disclosed risk factors contained in Item 1A of the 2017 Form 10-K.  Any risk factor that has not been updated below remains as previously reported in Item 1A of the 2017 Form 10-K and no material change to such risk factors have occurred since the filing of such report.

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

Greylock has an agreement with Columbia Gas Transmission (“Columbia”) to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia’s filed tariff rate, which is currently $0.2067 per MMBtu at a one hundred percent load factor. Unless otherwise modified or altered, the agreement will terminate on July 31, 2021 with respect to 45,000 MMBtu per day, and on July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock exercises its right of first refusal to extend the term. Greylock has entered into an additional agreement with Columbia to provide firm transportation downstream of the GCGS for 100,000 MMBtu per day that will utilize Columbia’s Mountaineer XPress Project. Unless otherwise modified or altered, this agreement will terminate on the 15th anniversary of the effective in-service date, which is currently expected to be in late 2018. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs.

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

Date: November 9, 2018

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

Basis - The difference between the spot or cash price and the futures price of the same or related commodity.  For natural gas, basis equals the local cash market price minus the price of the nearby NYMEX natural gas futures contract.

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

Gas - means natural gas and all other gaseous hydrocarbons, excluding condensate, butane, and other liquid and liquefiable components that are actually removed from the Gas stream by separation, processing or other means.

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

SEC - means the United States Securities and Exchange Commission.

Subject Gas - means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.

Working Interest - The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty or carried basis.