Form 10-K
period 2018-12-31
ECA Marcellus Trust I
filed 2019-03-18
CIK 1487798

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

          The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $36,970,500.

          As of March 15, 2019, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.

Documents Incorporated By Reference: None

        References to the "Trust" in this document refer to ECA Marcellus Trust I. As discussed in Item 1—Business—"Introduction," Greylock Energy, LLC acquired substantially all of the assets of Energy Corporation of America in November 2017. References to "Greylock Energy" in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas. References to "Legacy ECA" refers to Energy Corporation of America and its wholly-owned subsidiaries, and when discussing the conveyance documents the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" about Greylock Energy and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of Greylock Energy and all matters relating to the Trust are forward-looking statements. Actual outcomes and results may differ materially from those projected.

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

        This report describes other important factors that could cause actual results to differ materially from expectations of Greylock Energy and the Trust, including under the caption "Risk Factors." All subsequent written and oral forward-looking statements attributable to Greylock Energy or the Trust or persons acting on behalf of Greylock Energy or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

GLOSSARY OF CERTAIN TERMS

        The following are definitions of certain significant terms used in this report. Other terms are defined in the text of this report. Certain references made to Legacy ECA reflect historical actions or operations that preceded Greylock Energy's acquisition of substantially all of Legacy ECA's assets.

        AMI—The area of mutual interest, or AMI, consisting of the Marcellus Shale formation in approximately 121 square miles of property located in Greene County, Pennsylvania in which Legacy ECA had leased approximately 9,300 acres and owned substantially all of the working interests at the date of formation of the Trust. Legacy ECA was obligated to drill the 52 development wells from drill sites on approximately 9,300 leased acres in the AMI. Until Legacy ECA satisfied its drilling obligation on November 30, 2011, it was not permitted to drill and complete any well in the Marcellus Shale formation within the AMI for its own account. The drilling obligation has been satisfied and the Trust has no future well locations nor drilling opportunities under the AMI or otherwise.

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

        Legacy ECA's retained interest—Legacy ECA's retained interest in 10% of the proceeds from the sale of production from the 14 producing Marcellus Shale natural gas wells located in Greene County, Pennsylvania as well as Legacy ECA's retained interest in 50% of the proceeds from the sale of production from the PUD Wells drilled in the AMI. This interest was conveyed to Greylock Production from Legacy ECA as part of the asset acquisition as described in Item 1—Business—"Introduction" below.

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

        SEC—means the United States Securities and Exchange Commission.

        Subject Gas—means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.

        Subject Interest—means Greylock Production's current undivided interests in the AMI, as lessee under Gas leases, as an owner of the Subject Gas (or the right to extract such Gas), or otherwise, by virtue of which undivided interests Greylock Production has the right to conduct exploration and natural gas production operations on the AMI.

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

        In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries ("Greylock Energy"), including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA's interests in certain natural gas properties that are subject to royalty interests held by the Trust (the "Acquisition").

        In connection with the Acquisition, Greylock Production assumed all of Legacy ECA's obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the "Letter Agreement"). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the "Reaffirmation Agreement"), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

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

        Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2018 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

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

        Legacy ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production costs on the related Greene County Gathering System (the "Post-Production Services Fee") were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then Legacy ECA was, and after the Acquisition Greylock Midstream is, permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System ("GCGS").

        Generally, the percentage of production proceeds to be received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) Legacy ECA's net revenue interest in the well. Legacy ECA on average owned an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust was entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells are calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming Legacy ECA owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying Legacy ECA's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%) and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent Legacy ECA's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

        As described under "—Duration of the Trust; Sale of Royalty Interests" below, the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2018 were $6.9 million.

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

        Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the "IRC"), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons ("ECI") should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act enacted in December 2017 treats a non-U.S. holder's gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation.

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

The Administrative Services Agreement

        The Trust is party to an Administrative Services Agreement ("ASA") with Greylock Production, which assumed Legacy ECA's obligations under the ASA subsequent to the Acquisition. The ASA obligates the Trust to pay Greylock Production an administrative services fee for accounting, bookkeeping and informational services to be performed by Greylock Production on behalf of the Trust relating to the Royalty Interests. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, Greylock Production and the Trustee each may terminate the ASA at any time following delivery of notice no less than 90 days prior to the date of termination.

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

        Legacy ECA and, following the Acquisition, Greylock Production agreed not to drill and complete, and not to permit any other person within its control to drill and complete, any well on the lease acreage that would have a perforated segment within 500 feet of any perforated interval of a PUD Well or Producing Well in the Marcellus Shale formation.

Marketing and Post-Production Services

        Pursuant to the terms of the conveyances creating the Royalty Interests, Greylock Production has the responsibility to market, or cause to be marketed, the natural gas production related to the Underlying Properties. The terms of the conveyances creating the Royalty Interests do not permit Greylock Production to charge any marketing fee when determining the proceeds upon which the royalty payments are calculated. As a result, the proceeds to the Trust from the sales of natural gas production from the Underlying Properties are determined based on the same price (net of post-production costs) that Greylock Production receives for natural gas production attributable to Greylock Production's retained interest.

        Greylock Midstream markets the majority of its operated production and markets all of the natural gas produced from the Underlying Properties. Greylock Midstream enters into gas sales arrangements with large aggregators of supply, and these arrangements may be on a month-to-month basis or may be for a term of up to one year or longer. The natural gas is sold at a market price and any applicable post-production costs are deducted.

        All of the production from the Producing Wells and the PUD Wells is currently gathered by Greylock Midstream on the GCGS that it operates and owns an interest in. The Trust paid the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including Greylock Midstream's costs to gather, compress, transport, process, treat, dehydrate and market the gas. Legacy ECA was, and after the Acquisition Greylock Midstream is, permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other third-party charges. The Trust's cash available for distribution is reduced by Greylock Midstream's deductions for these post-production services.

        Greylock Midstream may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or Mcf, such costs may be deducted by the purchaser of the natural gas prior to payment being made to Greylock Production for such production. At other times, Greylock Midstream will make payments directly to the third parties providing such post-production services. In either instance, the Trust's cash available for distribution will be reduced by the costs paid by Greylock Midstream for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less than the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interests are reduced accordingly.

        The post-production costs for the Trust's natural gas produced and sold averaged $0.65 per MMBtu and $0.69 per MMBtu for the years ended December 31, 2018 and 2017, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        Greylock Production has an agreement with Columbia Gas Transmission, LLC ("Columbia") to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia's filed tariff rate, which is currently $0.2082 per MMBtu at one hundred percent load factor. Unless otherwise modified or altered, the agreement will terminate on July 31, 2021 with respect to 45,000 MMBtu per day, and on July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock Production exercises its right of first refusal to extend the term. Greylock Production has entered into an additional agreement with Columbia to provide firm transportation downstream of the GCGS for 100,000 MMBtu per day that will utilize Columbia's Mountaineer XPress Project. This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, this agreement will terminate in January 2034. Firm transportation utilized as to the Trust's interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs.

        Greylock Production may enter into similar gas supply arrangements and post-production service arrangements for the natural gas to be produced from the Underlying Properties. Any new gas supply arrangements or those entered into for providing post-production services, will be utilized in determining the proceeds for the Underlying Properties.

Competition and Markets

        The natural gas industry is highly competitive. Greylock Production competes with major oil and gas companies and independent oil and gas companies for oil and gas leases, equipment, personnel and markets for the sale of natural gas. Many of these competitors are financially stronger than Greylock Production, but even financially troubled competitors can affect the market because they may need to sell natural gas regardless of price to attempt to maintain cash flow. The Trust is subject to the same competitive conditions as Greylock Production and other companies in the natural gas industry.

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

        Future prices for natural gas will directly affect Trust distributions, estimates of reserves attributable to the Trust's interests, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for natural gas, neither the Trust nor Greylock Production can make reliable predictions of future gas supply or demand, future gas prices or the effect of future gas prices on the Trust.

Natural Gas Regulation

        The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission ("FERC"). Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC's regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

        Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. Neither Greylock Production nor the Trust can predict whether new legislation to regulate natural gas prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the Underlying Properties. Sales of condensate and natural gas liquids are not currently regulated and are made at market prices.

Environmental Matters and Regulation

        The exploration, development and production operations of Greylock Production are subject to comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection or human health and safety. These laws and regulations may, among other things, require the acquisition of permits to conduct construction, drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed, released or emitted into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and remedial actions to mitigate pollution conditions arising from Greylock Production's operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. The costs to comply with these laws, rules and regulations affect profitability. Moreover, compliance with these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining some or all of Greylock Production's operations.

        Changes in environmental regulation may place more restrictions and limitations on activities that may affect the environment, and thus, any future changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent or costly construction, drilling, water withdrawal, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on Greylock Production's capital expenditures, results of operations and financial position. Greylock Production may be unable to pass on increased compliance costs to its customers. Moreover, accidental loss of well control, or releases or spills may occur in the course of Greylock Production's operations, and Greylock Production could incur significant costs and liabilities as a result of such incidents, including any third-party claims for damage to property and natural resources or personal injury. Although Greylock Production believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on Greylock Production's capital expenditures, results of operations or financial position, Greylock Production might not be able to maintain such compliance in the future.

        The following is a summary of significant existing environmental, health and safety laws and regulations to which Greylock Production's business operations are subject and for which compliance may have a material adverse impact on Greylock Production's capital expenditures, results of operations or financial position.

        Hazardous Substances and Wastes.    The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, ("CERCLA"), also known as the Superfund law and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a "hazardous substance" into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Greylock Production handles materials in the course of Greylock Production's operations that may be regulated as hazardous substances.

        Greylock Production also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, Greylock Production generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under CERCLA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. In 2016, however, the EPA entered into a settlement with environmental groups wherein it agreed to decide by March 2019 whether to revise the Agency's current determination exempting oil and gas wastes from regulation as RCRA hazardous wastes. While the EPA has not taken any action toward changing the status of oil and gas wastes under RCRA, any such change could result in an increase in the costs to manage and dispose of wastes generated by Greylock Production's operations.

        Greylock Production currently owns or leases, and in the past may have owned or leased, properties that have been used for numerous years to explore and produce oil and natural gas. Although Greylock Production may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the properties owned or leased by Greylock Production or at or from the other locations where these hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons and wastes was not under Greylock Production's control. These properties and wastes disposed thereon may give rise to liability under CERCLA, RCRA and analogous state laws. Under these laws, Greylock Production could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.

        Air Emissions.    The Clean Air Act ("CAA"), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require Greylock Production to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of Greylock Production's properties.

        The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards ("NSPS") that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The EPA is also charged with establishing ambient air quality standards, the implementation of which can indirectly impact Greylock Production's operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard ("NAAQS"), for ozone from 75 to 70 parts per billion. A number of state and industry petitioners filed suit in the U.S. Court of Appeals for the District of Columbia Circuit, challenging the 2015 ozone NAAQS. The outcome of the litigation challenging the standard is unknown at this time. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit Greylock Production's ability to obtain such permits, and result in increased expenditures for pollution control equipment. While Greylock Production may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time Greylock Production does not expect that such requirements have a material adverse effect on its operations.

        Climate Change.    In response to findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

        In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities ("Methane Rule"). However, following the November 2016 presidential election and change in administrations, in 2017 the EPA proposed to delay implementation of the Methane Rule, and also convened a reconsideration proceeding that resulted in two 2018 rulemaking projects aimed at rolling back certain Methane Rule requirements. These actions, like the Methane Rule itself, have been (or are likely to be) challenged in courts. While the ultimate fate of the Methane Rule is unclear, it may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

        More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production's business, capital expenditures, financial condition and results of operations.

        The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, Greylock Production's equipment and operations could require Greylock Production to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for Greylock Production's products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, Greylock Production's products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, Greylock Production's products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. Greylock Production cannot predict with any certainty at this time how these possibilities may affect its operations.

        Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on Greylock Production's assets and operations.

        Water Discharges.    The federal Clean Water Act ("CWA") and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works ("POTW"). Unconventional extraction facilities can send wastewater to a private centralized wastewater treatment facility that can either discharge treated water or send it to a POTW. The EPA is conducting a study of the treatment and discharge of oil and gas wastewater. Additionally, the Pennsylvania Department of Environmental Protection has adopted a new permitting policy concerning surface water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.

        The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited in certain circumstances, unless authorized by a permit issued by the U.S. Army Corps of Engineers ("ACE"). CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System ("NPDES") permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state's approved water quality program. In some instances this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

        In September 2015, new EPA and ACE rules defining the scope of the "waters of the United States," and EPA's and the ACE's jurisdiction, became effective ("2015 Rule"). The 2015 Rule has been challenged in multiple courts on the grounds that it unlawfully expands the reach of CWA programs. Due to the status of pending litigation, the 2015 Rule is currently in effect in certain states. In the remaining states, regulations in effect before promulgation of the 2015 Rule and guidance interpreting relevant United States Supreme Court rulings are in effect. On December 11, 2018, the heads of the EPA and ACE signed a proposed regulation that would revise the definition of waters of the United States to reduce its reach from the 2015 Rule ("2018 Pre-Proposal Rule"). The fates of the 2015 Rule and the 2018 Pre-Proposal Rule and applicability of the rules during current and future litigation are uncertain; however, to the extent the 2015 Rule is in effect, it expands the scope of CWA jurisdiction, and Greylock Production could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or other waters of the United States. While there is significant uncertainty regarding the "waters of the United States" rule, Greylock Production believes that the rule, even in its 2015 form, would not have a material adverse effect on the cash distributions to the Trust unitholders.

        Finally, the Oil Pollution Act of 1990 ("OPA"), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and/or the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure ("SPCC") plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities in certain instances to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. Greylock Production has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.

        Endangered Species Act.    The federal Endangered Species Act, as amended ("ESA"), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. The designation of previously unidentified endangered or threatened species could cause Greylock Production to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties.

        Employee Health and Safety.    The operations of Greylock Production are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require in certain circumstances that information be maintained concerning hazardous materials used or produced in Greylock Production's operations and that this information be provided to employees, state and local government authorities and citizens.

        State Regulation.    Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. PADEP continues to implement new regulations specifically applicable to the development of unconventional gas wells. The Pennsylvania Public Utility Commission is charged with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require Greylock Production to incur increased operating costs. Realized prices are not currently subject to state regulation or other similar direct economic regulation, but they could become subject to such regulation in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from Greylock Production's and to limit the number of wells or locations Greylock Production can drill.

        Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation ("NOV") from PADEP relating to Legacy ECA's operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement ("COA") with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2018 and 2017, with respect to the Underlying Properties.

Description of the Trust Units

        Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust has 17,605,000 common units outstanding.

Distributions and Income Computations

        Cash distributions to Trust unitholders are made from available funds of the Trust for each calendar quarter. Production payments due to the Trust with respect to any calendar quarter are accrued based on estimated production volumes attributable to the Trust properties during such quarter (as measured at Greylock Production metering systems) and market prices for such volumes. Greylock Production makes a payment to the Trust equal to such accrued amounts within 30 days of the end of each such calendar quarter. After receipt of such payment, the Trustee determines for such calendar quarter the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust over the Trust's expenses for that quarter, reduced by any net increases to reserves. Any difference between the payment made by Greylock Production to the Trust with respect to a calendar quarter and the actual cash production payments relative to the Trust properties received by Greylock Production will be netted to or against future payments by Greylock Production to the Trust.

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

Voting Rights of Trust Unitholders

        The Trustee or Trust unitholders owning at least 10% of the outstanding Trust units may call meetings of Trust unitholders. The Trust will be responsible for all costs associated with calling a meeting of Trust unitholders unless such meeting is called by the Trust unitholders, in which case the Trust unitholders will be responsible for all costs associated with calling such meeting of Trust unitholders. Meetings must be held in such location as the Trustee designates in the notice of such meeting. The Trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders holding a majority of Trust units outstanding must be present in person or represented by proxy to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned.

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

  •
  merge or consolidate the Trust with or into another entity; or

  •
  approve the sale of all or any material part of the assets of the Trust,

except that if any of the matters listed above (except removal of the Trustee or the Delaware Trustee) would result in a materially disproportionate benefit to Greylock Production or its affiliates compared to other owners of Trust units (to the extent that Greylock Production or any of its affiliates were to own any Trust units at that time), the affirmative vote of the holders of a majority of Trust units, excluding Trust units owned by Greylock Production and its affiliates, is required.

        In addition, certain amendments to the Trust Agreement may be made by the Trustee without approval of the Trust unitholders. The Trustee must consent before all or any part of the Trust assets can be sold except in connection with the dissolution of the Trust or limited sales directed by Greylock Production in conjunction with its sale of Underlying Properties.

Description of the Trust Agreement

        The Trust was created under Delaware law to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to an agreement between Legacy ECA, the Trustee and the Delaware Trustee. Greylock Production has assumed Legacy ECA's obligations under the Trust Agreement as described under "—Introduction" above. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither Greylock Production nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.

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

  •
  making cash distributions to the Trust unitholders;

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

Greylock Production's Right of First Refusal

        Greylock Production has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust. This right of first refusal provides that the Trustee will use commercially reasonable efforts to retain a third-party advisor to market the Perpetual Royalty Interests within 30 business days of the termination of the Trust. If the Trustee receives a bid from a proposed purchaser other than Greylock Production, prior to selling all or part of the Perpetual Royalty Interests, it will be required to give notice (the "Offer Notice") to Greylock Production, identifying the proposed purchaser and setting forth the proposed sale price, payment terms and other material terms of the proposed sale. Greylock Production would then have 30 days from receipt of the Offer Notice to elect, by notice to the Trustee, to purchase the subject properties offered for sale on the terms and conditions set forth in the Offer Notice. If Greylock Production makes such election, the proposed purchaser would be entitled to receive reimbursement of its reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation. Greylock Production and the Trust would share equally the cost of reimbursement to the proposed purchaser.

        If Greylock Production does not give notice within the 30-day period following the Offer Notice, the Trust may sell such properties to the identified purchaser on terms and conditions that are substantially the same as those previously set forth in such Offer Notice.

        If, after a reasonable marketing period, no bid is received on any or all of the Perpetual Royalty Interests from any party other than Greylock Production, then, as a condition to the sale, Greylock Production shall obtain, at the Trust's expense, and deliver to the Trustee, a fairness opinion from a nationally-recognized valuation firm with expertise in fairness opinions stating that the proposed sale price to be paid by Greylock Production to the Trust for the properties is fair to the Trust.

Federal Income Tax Considerations

        The Trust's federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to Legacy ECA and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income will be qualifying income within the meaning of IRC Section 7704. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Trust's prospectus ("the Prospectus") filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act"), on July 1, 2010 in connection with the offering of its common units to the public (the "Federal Income Tax Considerations Section in the Prospectus"). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

Item 1A.    Risk Factors

         Natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and Greylock Production, and lower prices would reduce proceeds to the Trust and cash distributions to unitholders.

        The Trust's reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and Greylock Production. These factors include, among others:

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

        Lower natural gas prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

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

        Further, the reserve report estimating the Trust's proved reserves, future production and income attributable to the Trust's Royalty Interests as of December 31, 2018 was prepared, in accordance with applicable regulations, using a weighted benchmark price adjusted for differentials resulting in an average natural gas price of $2.82 per Mcf during 2018, as described in Appendix A to this report. At the date of this report, the weighted benchmark natural gas price, adjusted for differentials, for production in which the Trust has an interest is below $2.82. A reserve report prepared using the current lower value would result in lower proved reserves, future production and income attributable to the Trust's Royalty Interests.

         The generation of proceeds for distribution by the Trust depends in part on gathering, transportation and processing facilities owned by Greylock Midstream and others. Any limitation in the availability of those facilities could interfere with sales of natural gas production from the Underlying Properties.

        The amount of natural gas that may be produced and sold from any well to which the Underlying Properties relate is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery of gas, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, Greylock Production is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If Greylock Production is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.

         The generation of proceeds for distribution by the Trust depends in part on the ability of Greylock Production and/or its customers to obtain service on transportation facilities owned by third party pipelines. Any limitation in the availability of those facilities and/or any increase in the cost of service on those facilities could interfere with sales of natural gas production from the Underlying Properties.

        Natural gas that is gathered on the GCGS, including natural gas produced from the Underlying Properties, is currently shipped on two interstate natural gas transportation pipelines. Greylock Production or its purchasers have contracted with those pipelines for firm or interruptible transportation service. The rates for service on the transportation pipelines are regulated by the FERC and are subject to increase if the pipeline demonstrates that the existing rates are unjust and unreasonable.

        Greylock Production has an agreement with Columbia Gas Transmission, LLC ("Columbia") to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia's filed tariff rate, which is currently $0.2082 per MMBtu at one hundred percent load factor. Unless otherwise modified or altered, the agreement will terminate on July 31, 2021 with respect to 45,000 MMBtu per day, and on July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock Production exercises its right of first refusal to extend the term. Greylock Production has entered into an additional agreement with Columbia to provide firm transportation downstream of the GCGS for 100,000 MMBtu per day that will utilize Columbia's Mountaineer XPress Project. This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, this agreement will terminate in January 2034. Firm transportation utilized as to the Trust's interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs.

        In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production's customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Trust's interests will decrease the proceeds received by the Trust.

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

        The existence of a material title deficiency with respect to the Underlying Properties can reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. Greylock Production does not obtain title insurance covering mineral leaseholds. Additionally, undeveloped acreage has greater risk of title defects than developed acreage.

        Prior to the drilling of the PUD Wells, Legacy ECA obtained preliminary title reviews to ensure there were no obvious defects in title to the leasehold. However, a title review is not title insurance, and in the event of a material title problem in the future, proceeds available for distribution to unitholders, and the value of the Trust units, may be reduced.

         The Trust is passive in nature and has no stockholder voting rights in Greylock Production, managerial, contractual or other ability to influence Greylock Production, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties.

        Neither the Trust nor the Trust unitholders has any voting rights with respect to Greylock Production and therefore none of them has any managerial, contractual or other ability to influence Greylock Production's activities or operations of the natural gas properties. This is how, pursuant to the Administrative Services Agreement and the Development Agreement, Legacy ECA was able to transfer operations of all of the Trust properties to Greylock Production, who also retains the right to transfer operations of any or all of the Trust properties. Any third-party operators may not have the operational expertise of Greylock Production within the AMI. Natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or any future development of, the Underlying Properties. The Trust units are a passive investment that entitles the Trust only to receive cash distributions attributable to the Royalty Interests.

         Greylock Production may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, and any such purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.

        Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Greylock Production's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and Greylock Production would have no continuing obligation to the Trust for those properties. Additionally, Greylock Production may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.

         The natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and gas properties or Royalty Interests to replace the depleting assets and production.

        The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates. The average decline rate for the 40 PUD Wells for which Greylock Production now has several years of production data was about 43.5% during the first year.

        Future maintenance may affect the quantity of Proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of natural gas. Greylock Production has no contractual obligation to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which Greylock Production is not designated as the operator, Greylock Production has no control over the timing or amount of those capital expenditures. Greylock Production also has the right to non-consent and not participate in the capital expenditures on properties for which it is not the operator, in which case Greylock Production and the Trust will not receive the production resulting from such capital expenditures. If Greylock Production or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of Proved reserves may be higher than the rate currently expected by Greylock Production or estimated in the reserve report.

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

  •
  Substantially all of the production from the Producing Wells and the PUD Wells utilize the GCGS. The Trust paid the initial Post-Production Services Fee to Legacy ECA for use of such system, which includes Legacy ECA's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until Legacy ECA's obligation to drill the PUD Wells was satisfied in 2011; thereafter, Legacy ECA was and Greylock Production is permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS, provided the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

  •
  Any third party post-production costs incurred and associated with the Trust's interests reduces cash received by the Trust or available for distribution by the Trust to the holders of the Trust units, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production's agreements with a third party to obtain firm transportation downstream of the GCGS for 50,000 MMBtu per day at the third party's filed tariff rate, which equates to $0.2082 per MMBtu at a one hundred percent load factor, and beginning in January 2019 to obtain firm transportation downstream of the GCGS for 100,000 MMBtu per day at a fixed demand rate of $0.50 per MMBtu at a one hundred percent load factor plus applicable third party tariff charges. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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

  •
  The Trust bears 100% of Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee and an annual administrative services fee of $60,000 payable to Greylock Production.

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

         The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders.

        The Trust's source of capital is the cash flows from the Royalty Interests. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders. In December 2018 the Trustee determined to gradually build a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in February 2019, the Trustee withheld $220,634 from the funds otherwise available for distribution. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

         A decrease in the differential between the price realized by Greylock Production for natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.

        During the first few years of the Trust's existence, prices received for natural gas production from Trust properties exceeded the relevant benchmark prices, such as NYMEX; however, since 2014 the prices received have been lower than the benchmark prices, and this dynamic could continue in the future. The difference between the price received and the benchmark price is called a differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. Greylock Production cannot accurately predict natural gas differentials. Further decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and, accordingly, reduce the cash distributions by the Trust and the value of the Trust units.

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

         Natural gas wells are subject to operational hazards that can cause substantial losses. Greylock Production maintains insurance but may not be adequately insured for all such hazards.

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

        Additionally, if any of such risks or similar accidents occur, Greylock Production could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If Greylock Production experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. While Greylock Production maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, Greylock Production's operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, Greylock Production would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production or related activities.

         The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests.

        The Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Sale of all the Royalty Interests will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders. Unless sooner terminated, the Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. The Term Royalty Interests will automatically revert to Greylock Production at the Termination Date, while the Perpetual Royalty Interests will be sold and the proceeds will be distributed to the unitholders (including Greylock Production to the extent of any Trust units it owns) at the Termination Date or soon thereafter. Greylock Production has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust.

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

        As of December 31, 2018, Greylock Production held no common units, while select Private Investors held common units. In connection with the Trust's formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of common units by such holders. If the Private Investors were to sell or offer to sell a substantial number of common units, the market price of the units could be adversely affected.

         Conflicts of interest could arise between Greylock Production and the Trust unitholders.

        As a working interest owner in the Underlying Properties, Greylock Production could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

  •
  Greylock Production's interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, Greylock Production may abandon a well which is uneconomic to it while such well is still generating revenue for the Trust unitholders. Greylock Production may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the royalty interests as burdens affecting such property.

  •
  Greylock Production may sell some or all of the Underlying Properties. Any such sale may not be in the best interests of the Trust unitholders. Any purchaser may lack Greylock Production's experience in the Marcellus Shale or its creditworthiness.

  •
  Greylock Production may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust of up to $5.0 million during any 12-month period. These releases will be made only in connection with the sale by Greylock Production of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. See "Sale and Abandonment of Underlying Properties" in Item 2 of this report.

  •
  Greylock Production may in its discretion increase its Post-Production Services Fee for post-production costs on the GCGS to the extent necessary to recover certain capital expenditures on the GCGS.

  •
  Greylock Production is permitted under the conveyance agreements creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and Greylock Production will deduct from the Trust's proceeds any charges under such contracts attributable to production from the Trust properties. Provisions in the conveyance agreements, however, require that charges under future contracts with affiliates of Greylock Production relating to processing or transportation of natural gas must be comparable to charges prevailing in the area for similar services.

  •
  Greylock Production can purchase or sell Trust units without considering the effects the transaction may have on common unit prices or on the Trust itself. Additionally, Greylock Production can vote its Trust units in its sole discretion.

         The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

        The business and affairs of the Trust are administered by the Trustee. Voting rights of Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders or for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, including Trust units held by Greylock Production, if any, at a special meeting of Trust unitholders called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it will be difficult for public Trust unitholders to remove or replace the Trustee without the cooperation of Greylock Production (if at the time it holds a significant percentage of total Trust units) or other holders of a substantial percentage of the outstanding Trust units.

         Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Greylock Production's liability to the Trust is limited.

        The Trust Agreement permits the Trustee and the Trust to sue Greylock Production or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the PDP and PUD Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, Trust unitholders' recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder's ability to directly sue Greylock Production or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue Greylock Production or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, Greylock Production is not liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith.

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

         Greylock Production is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose Greylock Production to significant liabilities.

        Greylock Production's natural gas exploration, production and transportation operations are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, Greylock Production must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. Greylock Production may incur substantial costs in order to maintain compliance with these existing laws and regulations. Further, in light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of natural gas and fluids as a result of drilling activities in the Marcellus Shale, there has been a variety of regulatory initiatives at the federal and state level to restrict oil and gas drilling operations in certain locations. Any increased regulation or suspension of oil and gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on Greylock Production's business, financial condition and results of operations. Greylock Production must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent Greylock Production is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity.

        Laws and regulations governing natural gas exploration and production may also affect production levels. Greylock Production is required to comply with federal and state laws and regulations governing conservation matters, including provisions related to the unitization or pooling of the natural gas properties; the establishment of maximum rates of production from natural gas wells; the spacing of wells; the plugging and abandonment of wells; and removal of related production equipment. These and other laws and regulations can limit the amount of natural gas Greylock Production can produce from its wells, limit the number of wells it can drill, or limit the locations at which it can conduct drilling operations, which in turn could negatively impact Trust distributions, estimated and actual future net revenues to the Trust and estimates of reserves attributable to the Trust's interests.

        The Trust was historically required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The tax rate of 0.045% was completely phased out effective January 1, 2016, though it could be readopted by the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in the Trust units.

        New laws or regulations, or changes to existing laws or regulations, may unfavorably impact Greylock Production, could result in increased operating costs and have a material adverse effect on Greylock Production's financial condition and results of operations. For example, Congress has previously considered legislation that, if adopted in its proposed form, would subject companies involved in natural gas and oil exploration and production activities to, among other items the elimination of most U.S. federal tax incentives and deductions available to natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. Additionally, the Pennsylvania Environmental Quality Board has proposed amendments to Pennsylvania's oil and gas regulations to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies, including reporting the list of chemicals used in hydraulic fracturing or to stimulate the well.

        Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of Greylock Production and third party downstream natural gas transporters. These and other potential regulations could increase Greylock Production's operating costs, reduce Greylock Production's liquidity, delay Greylock Production's operations, increase direct and third party post production costs associated with the Trust's interests or otherwise alter the way Greylock Production conducts its business, which could have a material adverse effect on Greylock Production's financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines.

         The ability of Greylock Production to satisfy its obligations to the Trust depends on the financial position of Greylock Production, and in the event of a default by Greylock Production in its obligations to the Trust, or in the event of Greylock Production's bankruptcy, it would be expensive and time-consuming for the Trust to exercise its remedies.

        Greylock Production is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin and Rocky Mountain regions in the United States. Greylock Production is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that Greylock Production is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust's reliance on Greylock Production to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution will be highly dependent on Greylock Production's performance. Greylock Production is not a reporting company and does not file periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information of Greylock Production.

        The ability of Greylock Production to perform its obligations to the Trust will depend on Greylock Production's future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas and oil, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Greylock Production.

        Due to uncertainty under Pennsylvania law, the Royalty Interests conveyed by Legacy ECA to the Trust might not be treated as real property interests, or as interests in hydrocarbons in place or to be produced. As a result, the Royalty Interests might be treated as unsecured claims of the Trust against Greylock Production, as the assignee of Legacy ECA, in the event of Greylock Production's bankruptcy. The Royalty Interest Lien is intended to provide security to the Trust should the Royalty Interests be subject to such a challenge. If the PDP Royalty Interest or the PUD Royalty Interest were determined not to be a real property interest owned by the Trust, the Trust's remedy would be to foreclose on the Trust's Royalty Interest Lien to cause the Trust to receive a volume of natural gas production from the Trust properties calculated in accordance with the provisions of the conveyances of the Royalty Interests to the Trust. Foreclosure on the Royalty Interest Lien is exercisable only following a bankruptcy filing of Greylock Production or its successor and based on an uncured payment default occurring under the conveyances of the Royalty Interests to the Trust existing at the time of, or occurring after, such bankruptcy filing. The process of foreclosing to enforce the Royalty Interest Lien would be expensive and time-consuming, and the resulting delays and expenses could reduce Trust distributions substantially or eliminate them for an unpredictable period of time.

        The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of Greylock Production's retained interest. The Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against Greylock Production's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during a bankruptcy of Greylock Production, payments of the royalties may be delayed or deferred; in addition, the obligation to pay royalties may be disaffirmed or cancelled. In either situation, the Trust may need to look to the Royalty Interest Lien to replace its rights under the Royalty Interests. During the pendency of any bankruptcy proceedings involving Greylock Production, the Trust's ability to foreclose on the Royalty Interest Lien, and the ability to collect cash payments from customers being held in Greylock Production's accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Royalty Interest Lien is possible, and a bankruptcy court might not permit such foreclosure. The bankruptcy also might delay the execution of a new agreement with another driller or operator. If the Trust were to enter into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell natural gas at the same prices as Greylock Production was able to achieve.

         The operations of Greylock Production are subject to environmental laws and regulations that may result in significant costs and liabilities.

        The natural gas exploration and production operations of Greylock Production in the Marcellus Shale are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to Greylock Production's operations including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and response actions to mitigate pollution conditions arising from Greylock Production's operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations and the issuance of orders enjoining some or all of Greylock Production's operations in affected areas.

        There is inherent risk of incurring significant environmental costs and liabilities in the performance of Greylock Production's operations due to its handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, Greylock Production could be subject to joint and several strict liabilities for the removal or remediation of previously released materials or property contamination regardless of whether Greylock Production was responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which Greylock Production's wells are drilled and facilities where Greylock Production's petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage or to recover some or all of the costs of the removal or remediation of released materials. In addition, the risk of accidental spills or releases could expose Greylock Production to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require Greylock Production to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. Greylock Production may not be able to recover some or any of these costs from insurance.

         Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the natural gas that Greylock Production produces while the physical effects of climate change could disrupt Greylock Production's production and cause Greylock Production to incur significant costs in preparing for or responding to those effects.

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

        At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to control or reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, Greylock Production's equipment and operations could require Greylock Production to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas that it produces. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on Greylock Production's assets and operations.

         Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of Greylock Energy's business operations.

        Greylock Energy increasingly relies on information technology ("IT") systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Greylock Energy relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of Greylock Energy's systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Greylock Energy has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on Greylock Energy's operations or financial performance, Greylock Energy might not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on Greylock Energy's reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to Greylock Production to implement further data protection measures.

        In addition to the risks presented to Greylock Energy's systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside Greylock Energy's ability to control, but could have a material adverse effect on Greylock Energy's business, financial condition and results of operations, and could have a material adverse effect on the Trust.

         Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee's operations.

        The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee's computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

        If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee's computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

Tax Risks Related to the Trust's Common Units

         The Trust's tax treatment depends on its status as a partnership for United States federal income tax purposes. At the inception of the Trust, the Trust received an opinion from tax counsel that the Trust will be treated as a partnership for United States federal income tax purposes. If the Internal Revenue Service were to treat the Trust as a corporation for United States federal income tax purposes, then its cash available for distribution would be substantially reduced.

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

        If the Trust was treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 21%, and likely would be required to pay state income tax. Distributions to unitholders generally would be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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

        The Trust was historically required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The tax rate of 0.045% was completely phased out effective January 1, 2016, though it could be readopted by the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in the Trust units.

         If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes that are borne by the Trust.

        Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in 2018 and 2019 the Governor of Pennsylvania proposed a tiered severance tax on the value of natural gas at the wellhead. While the details of the proposal currently remain unclear, the Governor has indicated the percentage may vary between 3 percent and 5 percent depending on sales pricing. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders. Pennsylvania already imposes an "Impact fee" based on production, the effect of which is similar to that of a severance tax.

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

        Under current law for the taxable year ending December 31, 2019, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.

        In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals. For these purposes, net investment income generally includes a Trust unitholder's allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. The tax will be imposed on the lesser of (i) the Trust unitholder's net income from all investments, or (ii) the amount by which the Trust unitholder's modified adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).

        Recently enacted federal legislation applicable to the Trust for taxable years beginning after December 31, 2018 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

         The Trust prorates items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the first day of each month, instead of on the basis of the date a particular unit is transferred.

        The Trust prorates items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust's counsel was unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among the Trust unitholders. If the IRS contests the federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted, the cost of any IRS contest will reduce the Trust's cash available for distribution to unitholders and items of income, gain, loss and deduction may be reallocated among Trust unitholders.

         If the IRS contests the United States federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted and the cost of any IRS contest will reduce the Trust's cash available for distribution.

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

         Each unitholder is required to pay taxes on the unitholder's share of the Trust's income even if a unitholder does not receive any cash distributions from the Trust.

        Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any United States federal income taxes and, in some cases, state and local income taxes on the unitholder's share of the Trust's taxable income even if a unitholder receives no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to the unitholder's share of the Trust's taxable income or even equal to the actual tax liability that result from that income.

         Tax gain or loss on the disposition of the Trust units could be more or less than expected.

        If a unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder's tax basis in those Trust units. Because distributions in excess of a unitholder's allocable share of the Trust's net taxable income decrease the unitholder's adjusted tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder's tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder's original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.

         Tax-exempt organizations and non-United States persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.

        Tax-Exempt Organizations.    Employee benefit plans and most other organizations exempt from U.S. federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to U.S. federal income tax on unrelated business taxable income. Because all of the income of the Trust is expected to be royalty income, interest income and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from U.S. federal income tax is not expected to be taxed on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of IRC Section 514(b). However, such investors should consult their own tax advisors as to the proposed treatment of income from the Trust.

        Non-U.S. Persons.    Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons ("ECI") should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the Tax Cuts and Jobs Act enacted in December 2017, a non-U.S. holder's gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation.

         The Trust treats each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

        Due to a number of factors, including the Trust's inability to match transferors and transferees of Trust units, the Trust may adopt positions that may not conform to all aspects of existing Treasury

Regulations. A successful IRS challenge to those positions could adversely alter the tax effects of an investment in Trust units. It also could affect the timing of tax benefits or the amount of gain from a unitholder's sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder's tax returns.

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

         The Trust may adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

        The United States federal income tax consequences of the ownership and disposition of Trust units will depend in part on the Trust's estimates of the relative fair market values, and the initial tax basis of the Trust's assets. Although the Trust may from time to time consult with professional appraisers regarding valuation matters, the Trust will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Trust unitholders might change, and Trust unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments. It also could affect the amount of gain from unitholders' sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to unitholders' tax returns without the benefit of additional deductions.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2018, the total natural gas reserves attributable to the Trust interests were 34.9 Bcf. Greylock Production continues to be the operator of all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Net Profits Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

        Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2018. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

        Proved reserves of the Royalty Interests.    The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2018, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2018 through December 31, 2018, without giving effect to any derivative transactions, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $2.82 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated January 22, 2019 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	34,946	$73,139	$37,336

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

        Internal Controls.    Ryder Scott, the independent petroleum engineering consultant, estimated, in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC, all of the proved reserve information in this report. These reserves estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. These same industry wide applied techniques are used in determining our estimated reserve quantities. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineers' Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. Greylock Production's internal control over its reserve reporting process is designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance. Internal reserve preparation is performed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager. These individuals consult regularly with Ryder Scott during the reserve estimation process to review properties, assumptions, and any new data available. Additionally, Greylock Production's senior management reviewed and approved all Ryder Scott reserve reports contained herein.

        Greylock Production's reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. She has over six years of oil and gas industry experience in Reservoir Engineering. During that time, she has focused on reserves estimates and economics.

Sale and Abandonment of Underlying Properties

        Greylock Production and any transferee will have the right to abandon its interest in any well or property composing a portion of the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Greylock Production and the Trust in determining whether a well is capable of producing in commercially paying quantities, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the royalty interests as a burden affecting such property.

        Greylock Production generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust unitholders. In addition, Greylock Production may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust not to exceed $5.0 million during any twelve-month period. These releases will be made only in connection with a sale by Greylock Production of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. Greylock Production operates all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to continue as the operator. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. Greylock Production has not identified for sale any of the Underlying Properties.

Title to Properties

        The Underlying Properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect Greylock Production's rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust's interests and in estimating the size and the value of the reserves attributable to the Royalty Interests.

        Legacy ECA acquired its interests in the Underlying Properties through a variety of means, including through the acquisition of oil and gas leases by Legacy ECA directly from the mineral owner, through assignments of oil and gas leases to Legacy ECA by the lessee who originally obtained the leases from the mineral owner, through Farmout agreements that grant Legacy ECA the right to earn interests in the properties covered by such agreements by drilling wells, and through acquisitions of other oil and gas interests by Legacy ECA. These interests were all acquired by Greylock Production as part of the asset acquisition described in "—Introduction" above.

        Greylock Production's interests in the natural gas properties composing the Underlying Properties are typically subject, in one degree or another, to one or more of the following:

  •
  royalties and other burdens, express and implied, under gas leases;

  •
  production payments and similar interests and other burdens created by Greylock Production or its predecessors in title;

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

  •
  conventional rights of reassignment that obligate Greylock Production to reassign all or part of a property to a third party if Greylock Production intends to release or abandon such property; and

  •
  rights reserved to or vested in the appropriate governmental agency or authority to control or regulate the Underlying Properties and the Royalty Interests therein.

        Greylock Production believes that the burdens and obligations affecting the Underlying Properties and the Royalty Interests are conventional in the industry for similar properties. Greylock Production also believes that the burdens and obligations do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially adversely affect the value of the Royalty Interests.

        Greylock Production believes that its title to the Underlying Properties, and the Trust's title to the Royalty Interests, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests. Prior to drilling each PUD Well, Legacy ECA obtained a preliminary title review to ensure there were no obvious defects in title to the well. Legacy ECA conducted a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells.

        It is unclear under Pennsylvania law whether the Royalty Interests would be treated as real property interests. Nevertheless, Legacy ECA recorded the conveyances of the Royalty Interests in the real property records of Pennsylvania in accordance with local recording acts. Legacy ECA also has granted to the Trust the Royalty Interest Lien to provide protection to the Trust, in the event of a bankruptcy of Greylock Production (as successor to Legacy ECA), against the risk that the Royalty Interests were not considered real property interests.

Description of the Royalty Interests

        The Royalty Interests were conveyed to the Trust by Legacy ECA by means of conveyance instruments that have been recorded in the appropriate real property records in Greene County, Pennsylvania, where the natural gas properties to which the Underlying Properties relate are located. The PDP Royalty Interest burdens the existing working interests now owned by Greylock Production in the Producing Wells. Greylock Production has an average working interest of approximately 93% in these wells.

        The PUD Royalty Interest initially burdened 50% of all of the interests of Legacy ECA in the Marcellus Shale formation in the AMI. Greylock Production's current interests in the natural gas properties to which the PUD Wells relate consist of an average working interest of 100%. The conveyance related to the PUD Royalty Interest, however, provided that the proceeds from the PUD Wells would be calculated on the basis that the PUD Wells were only burdened by interests that in total would not exceed 12.5%. If Greylock Production's interest in any of the wells subject to the PUD Royalty Interest was subject to burdens in excess of 12.5%, such burdens will be fully allocated against Greylock Production's retained interest in such well, the net effect of which is that the Trust will receive payments with respect to the PUD Royalty Interest as if the burdens affecting the PUD Wells were in total 12.5% (proportionately reduced).

        Generally, the percentage of production proceeds received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) Greylock Production's net revenue interest in the well. Greylock Production on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming Greylock Production owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying Greylock Production's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent Greylock Production's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

        PDP Royalty Interest.    The conveyances creating the PDP Royalty Interest entitle the Trust to receive an amount of cash for each calendar quarter equal to 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the Producing Wells regardless of whether such amounts have actually been received by Greylock Production from the purchases of the natural gas produced. Proceeds from the sale of natural gas production attributable to the Producing Wells in any calendar quarter means:

  •
  the amount calculated based on estimated production volumes attributable to the Producing Wells;

in each case, after deducting the Trust's proportionate share of:

  •
  any taxes or fees levied on the severance or production of the natural gas produced from the Producing Wells and any property taxes attributable to the natural gas production attributable to the Producing Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production costs on the GCGS were limited to $0.52 per MMBtu of natural gas gathered until Legacy ECA fulfilled its drilling obligation in 2011, after which Legacy ECA was and now Greylock Production is permitted to increase the Post-Production Service Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

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

        The Trust has no future well locations nor drilling opportunities under the AMI or otherwise.

        PUD Royalty Interest.    The conveyance creating the PUD Royalty Interest entitles the Trust to receive an amount of cash for each calendar quarter equal to 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the PUD Wells regardless of whether such amounts have actually been received by Greylock Production from the purchase of the natural gas produced. Proceeds from the sale of natural gas production, if any, attributable to the PUD Wells in any calendar quarter means:

  •
  the amount calculated based on estimated production volumes attributable to the PUD Wells;

in each case after deducting the Trust's proportionate share of:

  •
  any taxes or fees levied on the severance or production of the natural gas produced from the PUD Wells and any property taxes attributable to the gas produced from the PUD Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production charges on the GCGS were limited to $0.52 per MMBtu of gas gathered until Legacy ECA fulfilled its drilling obligation in 2011, after which Legacy ECA was and now Greylock Production is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

Proceeds, if any, payable to the Trust from the sale of natural gas attributable to the PUD Wells in any calendar quarter:

  •
  are determined on the basis that Greylock Production's working interest with respect to the PUD Wells is not subject to burdens (landowner's royalties and other similar interests) in excess of 12.5% of the proceeds from natural gas production attributable to Greylock Production's interest; and

  •
  are subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas attributable to the underlying PUD properties, including any costs to plug and abandon a well included in the underlying PUD properties.

Royalty Interest Lien

        Under the laws of Pennsylvania, it is not clear that the Royalty Interests conveyed by Legacy ECA to the Trust would be treated as real property interests. Therefore, at the time of the conveyance Legacy ECA granted to the Trust a lien (the "Royalty Interest Lien") to provide protection to the Trust, exercisable in the event of a bankruptcy of Legacy ECA (including its successor, Greylock Production), against the risk that the Royalty Interests were not considered real property interests. More specifically, the Royalty Interest Lien is a lien in the Subject Interest and the Subject Gas, to the extent and only to the extent that such Subject Interest and Subject Gas pertains to Gas in, under and that may be produced, saved or sold from the Marcellus Shale formation from the wellbore of the Producing Wells and the PUD Wells, sufficient to cause the Trust to receive a volume of Trust Gas calculated in accordance with the provisions of the conveyances of the Royalty Interests.

        The Royalty Interest Lien does not include Greylock Production's retained interest in the PUD and Producing Wells and the AMI or other interest of Greylock Production in the AMI, and Greylock Production has the right to lien, mortgage, sell or otherwise encumber the Greylock Production retained interest subject to the Royalty Interest Lien.

        Legacy ECA recorded the conveyances of the Royalty Interests and a Mortgage/Fixture Filing in the real estate records of Greene County, Pennsylvania and filed a corresponding UCC-1 Financing Statement in the Office of the Secretary of State of West Virginia and the Commonwealth of Pennsylvania.

        The conveyances also provide that if Greylock Production's interest with respect to the PDP properties is greater than what was warranted to the Trust in the conveyances, Greylock Production will have the right to offset against amounts owed to the Trust, the difference between what the Trust actually receives from PDP Royalty Interest and what the Trust should have received from the PDP Royalty Interest had Greylock Production's interest been the amount warranted.

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

        The Trustee is not obligated to return any cash received from the Royalty Interests. However, any overpayments made to the Trust by Greylock Production due to adjustments to prior calculations of proceeds or otherwise will reduce future amounts payable to the Trust until Greylock Production recovers the overpayments.

        The conveyances generally permit Greylock Production to sell, without the consent or approval of the Trust unitholders, all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold, subject to and burdened by the Royalty Interests. The Trust unitholders are not entitled to any proceeds of any sale of Greylock Production's interest in the Underlying Properties that remains subject to and burdened by the Royalty Interests. Following any such sale, the proceeds attributable to the transferred property will be calculated pursuant to the conveyances as described in this report, and paid by the purchaser or transferee to the Trust.

        Greylock Production or any transferee of an Underlying Property will have the right to abandon any well or property if it reasonably believes the well or property ceases to produce or is not capable of producing in commercially paying quantities. In making such decisions, Greylock Production or any transferee of an Underlying Property is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. Upon termination of the lease, that portion of the Royalty Interests relating to the abandoned property will be extinguished.

        Greylock Production may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust up to $5.0 million during any twelve-month period. These releases will be made only in connection with a sale by Greylock Production of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests.

        Greylock Production must maintain books and records sufficient to determine the amounts payable for the Royalty Interests to the Trust. Quarterly and annually, Greylock Production must deliver to the Trustee a statement of the computation of the proceeds for each computation period as well as quarterly drilling and production results.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." At December 31, 2018, the 17,605,000 units outstanding were held by 29 unitholders of record.

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

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2018.

Item 6.    Selected Financial Data.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Trust is not required to provide the information required by this Item.

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this report for an explanation of these types of statements and their limitations.

Results of Trust Operations

For the twelve months ended December 31, 2018 compared to twelve months ended December 31, 2017

        Distributable income for the year ended December 31, 2018 decreased to $5.5 million from $5.7 million for the year ended December 31, 2017. Compared to the year ended December 31, 2017, royalty income and general and administrative expenses remained flat. Cash reserves withheld by the Trustee increased $0.2 million compared to the year ended December 31, 2017.

        Royalty income remained flat at $6.9 million for the years ended December 31, 2017 and 2018. This was due to an increase in the average realized price offset by a decrease in production.

        The average price realized for the year ended December 31, 2018 increased $0.29 per Mcf to $2.19 per Mcf as compared to $1.90 for the year ended December 31, 2017. The increase in the average sales price for gas production was due primarily to an increase to the average Basis, offset by a slight decrease in the weighted average monthly closing NYMEX price. The average sales price, before post-production costs, increased from $2.61 per Mcf for the year ended December 31, 2017 to $2.86 per Mcf for the year ended December 31, 2018. This increase in price was primarily the result of a $0.26 per MMbtu increase in the average Basis to $(0.32) per MMbtu in the current period compared to the prior period Basis of $(0.58) per MMbtu, offset by a slight decrease in the weighted average monthly closing NYMEX price for the current period to $3.09 per MMBtu compared to the year ended December 31, 2017 weighted average monthly closing NYMEX price of $3.11 per MMBtu.

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased to $0.67 per Mcf for the year ended December 31, 2018 as compared to $0.71 per Mcf for the year ended December 31, 2017. Post-production costs were lower than the previous year primarily because of a lower electricity usage charge per Mcf during the period as a result of additional volumes being delivered on the GCGS unrelated to the Trust resulting in the cost per Mcf for all volumes to be lower during the year ended December 31, 2018.

        Production decreased 13% from 3,618 MMcf for the year ended December 31, 2017 to 3,146 MMcf for the year ended December 31, 2018. The decreased production was primarily a result of natural production declines that occur during the life of a well.

        General and administrative expenses paid by the Trust remained flat at $1.2 million for the years ended December 31, 2018 and 2017. For the year ended December 31, 2018, the Trustee increased the previously established cash reserve by $0.2 million for use in paying future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income for the year ended December 31, 2018. There were no additional cash reserves withheld or released during the year ended December 31, 2017.

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

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines and an additional gathering charge for system enhancements applicable to certain wells in an effort to increase production by reducing the high line pressure previously experienced by those wells. Overall, average post-production costs decreased slightly to $0.71 per Mcf for the year ended December 31, 2017 as compared to $0.72 per Mcf for the year ended December 31, 2016. Post-production costs were slightly lower than the previous year primarily because of a slightly lower electricity usage charge per Mcf during the period due to a decline in production on the GCGS.

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

        In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries ("Greylock Energy"), including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA's interests in certain natural gas properties that are subject to royalty interests held by the Trust.

        In connection with the transaction, Greylock Production assumed all of Legacy ECA's obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the "Letter Agreement"). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the "Reaffirmation Agreement"), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

        Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All trust units share in all cash distributions on a pro rata basis. As of December 31, 2018 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

        The Royalty Interests were conveyed from Legacy ECA's working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Legacy ECA's then current interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Legacy ECA's then current interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests was hedged through March 31, 2014.

        Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production costs on the related GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then Legacy ECA was and Greylock Midstream is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.

        Generally, the percentage of production proceeds to be received by the Trust with respect to a well equals the product of (i) the percentage of proceeds to which the Trust is entitled under the terms of the conveyances (90% for the Producing Wells and 50% for the PUD Wells) multiplied by (ii) Greylock Production's net revenue interest in the well. Greylock Production on average owns an 81.53% net revenue interest in the Producing Wells. Therefore, the Trust is entitled to receive on average 73.37% of the proceeds of production from the Producing Wells. With respect to the PUD Wells, the conveyance related to the PUD Royalty Interest provides that the proceeds from the PUD Wells will be calculated on the basis that the underlying PUD Wells are burdened only by interests that in total would not exceed 12.5% of the revenues from such properties, regardless of whether the royalty interest owners are actually entitled to a greater percentage of revenues from such properties. As an example, assuming Greylock Production owns a 100% working interest in a PUD Well, the applicable net revenue interest is calculated by multiplying Greylock Production's percentage working interest in the 100% working interest well by the unburdened interest percentage (87.5%), and such well would have a minimum 87.5% net revenue interest. Accordingly, the Trust is entitled to a minimum of 43.75% of the production proceeds from the well provided in this example. To the extent Greylock Production's working interest in a PUD Well is less than 100%, the Trust's share of proceeds would be proportionately reduced.

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

        Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons ("ECI") should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the Tax Cuts and Jobs Act enacted in December 2017, a non-U.S. holder's gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation.

Liquidity and Capital Resources

        The Trust has no source of liquidity or capital resources other than cash flows from the Royalty Interests. Other than Trust administrative expenses, including, if applicable, expense reimbursements to Greylock Production and any reserves established by the Trustee for future liabilities, the Trust's only use of cash is for distributions to Trust unitholders. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $15,000 to Greylock Production pursuant to the ASA. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the Royalty Interests and other sources (such as interest earned on any amounts reserved by the Trustee) that quarter, over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee determines to hold as a reserve against future expenses or liabilities. The Trustee may borrow funds required to pay expenses or liabilities if the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses or liabilities. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

        In December 2018 the Trustee determined to gradually build a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

Contractual Obligations

        Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/– 3% in any one year. This fee was raised from its original amount of $150,000 to $151,575 in 2018 and is expected to be increased to $153,150 beginning in 2019. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

        Greylock Production and the Trustee each may terminate the provisions of the ASA relating to Greylock Production's provision of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the ASA except in connection with Greylock Production's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject Interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2018, 2017, and 2016, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary in any year presented. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As a "smaller reporting company" as defined in Item 10 of Regulation S-K, the Trust is not required to provide information required by this Item.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

Opinion on the Financial Statements

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2018 and 2017, and the related statements of distributable income and trust corpus for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2018 and 2017, and the results of its distributable income and trust corpus for each of the three years in the period ended December 31, 2018, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

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

Pittsburgh, Pennsylvania

March 18, 2019

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2018	2017
ASSETS:
Cash	$359,657	$356,602
Royalty income receivable	2,387,485	1,359,959
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(305,928,125)	(301,774,826)

Net royalty interest in gas properties	46,171,875	50,325,174

Total Assets	$48,919,017	$52,041,735

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,985,703	$1,178,851
Trust corpus; 17,605,000 common units authorized, issued and outstanding	46,933,314	50,862,884

Total Liabilities and Trust Corpus	$48,919,017	$52,041,735

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Royalty income	$6,886,588	$6,874,593	$4,764,095

Net proceeds to Trust	$6,886,588	$6,874,593	$4,764,095
General and administrative expense	(1,149,605)	(1,149,266)	(1,268,968)
Interest income	11,738	5,976	1,020

Income available for distribution prior to cash reserves	5,748,721	5,731,303	3,478,147
Cash reserves withheld by Trustee	(220,634)	0	0

Distributable income available to unitholders	$5,528,087	$5,731,303	$3,478,147

Distributable income per common unit (17,605,000 units authorized and outstanding for 2018, 2017 and 2016)	$0.314	$0.326	$0.198

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Trust Corpus, Beginning of Period	$50,862,884	$55,785,201	$61,507,645
Cash reserves withheld	220,634	0	0
Distributable income	5,528,087	5,731,303	3,478,147
Distributions paid or payable to unitholders	(5,524,992)	(5,741,384)	(3,474,495)
Amortization of royalty interest in gas properties	(4,153,299)	(4,912,236)	(5,726,096)

Trust Corpus, End of Period	$46,933,314	$50,862,884	$55,785,201

See notes to the audited financial statements.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

        ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America ("Legacy ECA") to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the "Producing Wells") and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the "PUD Wells") within the "Area of Mutual Interest," or "AMI", comprising approximately 9,300 acres held by Legacy ECA, of which it owned substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010. The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units. The royalty interests were conveyed from Legacy ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Legacy ECA's interest in the Producing Wells. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and collectively with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Legacy ECA's interest in the PUD Wells. In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas, acquired substantially of the assets of Legacy ECA, as described in Note 4.

        The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the PDP and PUD Royalty Interests. The Trust's cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to Legacy ECA for such post-production costs on the GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation (which it did in November 2011); thereafter, Legacy ECA had the right and Greylock Midstream currently has the right to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

Royalty Interest in Gas Properties:

        The Royalty Interests in gas properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2018, 2017, and 2016, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary in any year presented. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

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

        In connection with the transaction, Greylock Production assumed all of Legacy ECA's obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee, and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the "Letter Agreement"). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the "Reaffirmation Agreement"), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

NOTE 5. Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2018 or 2017.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

        Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that has been $150,000 from inception through 2017. The Trustee increased the annual fee to $151,575 in 2018. These costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.

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

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from January 1, 2016 to December 31, 2018:

Natural Gas (MMcf)
Proved reserves:
Balance at January 1, 2016	45,985

Revisions of previous estimates	(979)
Production	(4,319)

Balance at December 31, 2016	40,687

Revisions of previous estimates	1,108
Production	(3,618)

Balance at December 31, 2017	38,177

Revisions of previous estimates	(85)
Production	(3,146)

Balance at December 31, 2018	34,946

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

	2018	2017	2016
Future cash inflows	$98,720	$100,272	$75,015
Future production costs	(25,581)	(26,342)	(28,481)

Future net cash flows before discount	73,139	73,930	46,534
10% discount to present value	(35,803)	(36,744)	(22,197)

Standardized measure of discounted future net cash flows(1)	$37,336	$37,186	$24,337

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from January 1, 2016 to December 31, 2018 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2016	$29,629
Net proceeds to the Trust	(4,746)
Revisions of previous estimates	(585)
Accretion of discount	2,963
Net change in price and production cost	(1,924)
Other	(1,000)

Standardized measure, December 31, 2016	$24,337
Net proceeds to the Trust	(6,875)
Revisions of previous estimates	1,080
Accretion of discount	2,434
Net change in price and production cost	13,934
Other	2,276

Standardized measure, December 31, 2017	$37,186
Net proceeds to the Trust	(6,887)
Revisions of previous estimates	(91)
Accretion of discount	3,719
Net change in price and production cost	3,305
Other	104

Standardized measure, December 31, 2018	$37,336

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

Supplemental Quarterly Data (Unaudited):

        The table below presents, for each quarter of 2017 and 2018, the net cash proceeds, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2017
Net proceeds	$2,054	$2,012	$1,448	$1,361	$6,875
General and administrative	$540	$256	$170	$183	$1,149
Distributable income	$1,516	$1,756	$1,280	$1,179	$5,731
Distributable income per common unit	$0.086	$0.100	$0.073	$0.067	$0.326
2018
Net proceeds	$1,528	$1,487	$1,484	$2,387	$6,886
General and administrative	$485	$362	$118	$186	$1,151
Distributable income	$1,045	$1,127	$1,370	$1,986	$5,528
Distributable income per common unit	$0.059	$0.064	$0.078	$0.113	$0.314

        Subsequent to year end, on or before February 28, 2019, a distribution of $0.113 per unit was paid to Trust common unitholders owning Trust common units as of February 21, 2019.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Greylock Production to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

        Due to the contractual arrangements of the Trust Agreement and the conveyances, the Trustee relies on (i) information provided by Greylock Production, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (ii) conclusions and reports regarding reserves by the Trust's independent reserve engineers. See "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, for a description of certain risks relating to these arrangements and reliance on information when reported by Greylock Production to the Trustee and recorded in the Trust's results of operations.

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2018.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2018, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires officers, directors and the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trust has no officers or directors. Based on an examination of the copies of Forms 3, 4 and 5, to the extent there were any, provided to the Trust, the Trustee is not aware of any 10 percent unitholder having failed to comply with Section 16(a) filing requirements in 2018.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2016, 2017 and 2018, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 15, 2019.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence.

Administrative Services Agreement

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2018, 2017 and 2016 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee

        Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. In 2018, subject to the allowable adjustment to the annual administrative fee, the Trustee increased the annual fee to $151,575. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust's statements of distributable income for the twelve months ended December 31, 2018, 2017 and 2016 included administrative fees of approximately $154,075, $165,000, and $114,000, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

Director Independence

        The Trust does not have a board of directors.

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2018. During fiscal 2018 and 2017, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2018 and 2017 by Ernst & Young LLP:

	2018	2017
Audit fees(1)	$150,000	$150,000
Audit-related fees	—	—
Tax fees	225,500	223,550
All other fees	—	—

Total fees	$375,500	$373,550

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
23.1	*	—	Consent of Ernst & Young LLP
23.2	*	—	Consent of Ryder Scott Company, L.P.
31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		—	Report of Ryder Scott Company, L.P. dated January 22, 2019 (included in Appendix A to this report)

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

March 18, 2019

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

March 6, 2019

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002

Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2018. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on March 6, 2019 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.

        The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2018.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2018 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the "as of date" of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

ECA Marcellus Trust I
March 6, 2019

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
 ECA Marcellus Trust I

As of December 31, 2018
Total Proved Developed Producing
Net Remaining Reserves
Gas—MMcf	34,946
Income Data ($M)
Future Gross Revenue	$98,720
Deductions	25,581

Future Net Income (FNI)	$73,139
Discounted FNI @ 10%	$37,336

        All gas volumes are reported on an "as sold basis" expressed in millions of cubic feet (MMcf) at the official temperature and pressure bases of 60 degrees Fahrenheit and 14.73 psia. In this report, the revenue and income data are expressed as thousands of U.S. dollars ($M).

        The estimates of the reserves, future production, and income attributable to properties in this report were prepared using the economic software package ARIESTM Petroleum Economics and Reserves Software, a copyrighted program of Halliburton. The program was used at the request of the Trust. Ryder Scott has found this program to be generally acceptable, but notes that certain summaries and calculations may vary due to rounding and may not exactly match the sum of the properties being summarized. Furthermore, one line economic summaries may vary slightly from the more detailed cash flow projections of the same properties, also due to rounding. The rounding differences are not material.

        The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. The Trust owns only a royalty interest, and the operating costs included in our evaluation serve only the purpose of calculating economic limits. However, certain electricity, gas compression, gathering and transportation costs paid by the Trust are included and shown as deductions. The future net income is before the deduction state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income.

        Gas reserves account for 100 percent of total future gross revenue from proved reserves.

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I
March 6, 2019

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

Discounted Future Net Income ($M) As of December 31, 2018
Discount Rate Percent	Total Proved
5	$49,091
8	$41,238
12	$34,151
15	$30,332

        The results shown above are presented for your information and should not be construed as our estimate of fair market value.

Reserves Included in This Report

        The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission's Regulations Part 210.4-10(a). An abridged version of the SEC reserves definitions from 210.4-10(a) entitled "PETROLEUM RESERVES DEFINITIONS" is included as an attachment to this report. The various reserves status categories are defined under the attachment entitled "PETROLEUM RESERVES STATUS DEFINITIONS AND GUIDELINES" in this report.

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. The proved gas volumes presented herein do not include volumes of gas consumed in operations as reserves.

        Reserves are "estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations." All reserves estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

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

        Proved reserves estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that "as

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I
March 6, 2019

changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease." Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts.

        The operations in which the Trust owns a royalty interest may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to, matters relating to land tenure and leasing, the legal rights to produce hydrocarbons, drilling and production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes of proved reserves actually recovered and amounts of proved income actually received to differ significantly from the estimated quantities.

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

Estimates of Reserves

        The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by the Securities and Exchange Commission's Regulations Part 210.4-10(a). The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used individually or in combination by the reserves evaluator in the process of estimating the quantities of reserves. Reserves evaluators must select the method or combination of methods which in their professional judgment is most appropriate given the nature and amount of reliable geoscience and engineering data available at the time of the estimate, the established or anticipated performance characteristics of the reservoir being evaluated, and the stage of development or producing maturity of the property.

        In many cases, the analysis of the available geoscience and engineering data and the subsequent interpretation of this data may indicate a range of possible outcomes in an estimate, irrespective of the method selected by the evaluator. When a range in the quantity of reserves is identified, the evaluator must determine the uncertainty associated with the incremental quantities of the reserves. If the reserves quantities are estimated using the deterministic incremental approach, the uncertainty for each discrete incremental quantity of the reserves is addressed by the reserves category assigned by the evaluator. Therefore, it is the categorization of reserves quantities as proved, probable and/or possible that addresses the inherent uncertainty in the estimated quantities reported. For proved reserves, uncertainty is defined by the SEC as reasonable certainty wherein the "quantities actually recovered are

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I
March 6, 2019

much more likely than not to be achieved." The SEC states that "probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered." The SEC states that "possible reserves are those additional reserves that are less certain to be recovered than probable reserves and the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves." All quantities of reserves within the same reserves category must meet the SEC definitions as noted above.

        Estimates of reserves quantities and their associated reserves categories may be revised in the future as additional geoscience or engineering data become available. Furthermore, estimates of reserves quantities and their associated reserves categories may also be revised due to other factors such as changes in economic conditions, results of future operations, effects of regulation by governmental agencies or geopolitical or economic risks as previously noted herein.

  All of the proved reserves for the properties included herein were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis which utilized extrapolations of historical production and pressure data available through November or December 2018, depending on the availability of data for a given case. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.

        To estimate economically recoverable proved oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be anticipated to be economically producible from a given date forward based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined. While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may increase or decrease from those under existing economic conditions, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

        The Trust has informed us that they have furnished us all of the material accounts, records, geological and engineering data, and reports and other data required for this investigation. In preparing our forecast of future proved production and income, we have relied upon data furnished by the Trust with respect to property interests owned, production and well tests from examined wells, normal direct costs of operating the wells or leases, the Pennsylvania impact fee, certain electricity and gas compression costs as well as gathering and transportation fees, product prices based on the SEC regulations, adjustments or differentials to product prices, and pressure measurements. Ryder Scott reviewed such factual data for its reasonableness; however, we have not conducted an independent verification of the data furnished by the Trust. We consider the factual data used in this report appropriate and sufficient for the purpose of preparing the estimates of reserves and future net revenues herein.

        In summary, we consider the assumptions, data, methods and analytical procedures used in this report appropriate for the purpose hereof, and we have used all such methods and procedures that we consider necessary and appropriate to prepare the estimates of reserves herein. The proved reserves included herein were determined in conformance with the United States Securities and Exchange

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I
March 6, 2019

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

        The Trust furnished us with the above mentioned average prices in effect on December 31, 2018. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report.

        The product prices which were actually used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from market, referred to herein as "differentials." The differentials used in the preparation of this report were furnished to us by the Trust. The differentials furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the data used by the Trust to determine these differentials.

        In addition, the table below summarizes the net volume weighted benchmark price adjusted for differentials and referred to herein as the "average realized price." The average realized price shown in the table below was determined from the total future gross revenue before production taxes and the total net reserves for the geographic area and presented in accordance with SEC disclosure requirements.

Geographic Area	Product	Price Reference	Average Benchmark Prices	Average Realized Prices
North America
United States	Gas	Henry Hub	$3.10/MMBTU	$2.82/Mcf

        The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I
March 6, 2019

Costs

        Operating costs for the leases and wells in this report were furnished by the Trust. They are based on the operating expense reports of the operator and include only those costs directly applicable to the leases or wells. For operated properties, the operating costs include an appropriate level of corporate general administrative and overhead costs. The Trust only owns a royalty interest in the subject wells and the operating expenses supplied by the Trust were used only to determine the economic life of each property. Nevertheless, certain electricity, gas compression, gathering and transportation costs paid by the Trust are included and shown as deductions. The costs furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the operating cost data used by the Trust. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells. All costs were held constant throughout the life of the properties.

Standards of Independence and Professional Qualification

        Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world since 1937. Ryder Scott is employee-owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. We have approximately eighty engineers and geoscientists on our permanent staff. By virtue of the size of our firm and the large number of clients for which we provide services, no single client or job represents a material portion of our annual revenue. We do not serve as officers or directors of any privately-owned or publicly-traded oil and gas company and are separate and independent from the operating and investment decision-making process of our clients. This allows us to bring the highest level of independence and objectivity to each engagement for our services.

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

        Prior to becoming an officer of the Company, Ryder Scott requires that staff engineers and geoscientists have received professional accreditation in the form of a registered or certified professional engineer's license or a registered or certified professional geoscientist's license, or the equivalent thereof, from an appropriate governmental authority or a recognized self-regulating professional organization. Regulating agencies require that, in order to maintain active status, a certain amount of continuing education hours be completed annually, including an hour of ethics training. Ryder Scott fully supports this technical and ethics training with our internal requirement mentioned above.

        We are independent petroleum engineers with respect to the Trust. Neither we nor any of our employees have any financial interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

        The results of this study, presented herein, are based on technical analysis conducted by teams of geoscientists and engineers from Ryder Scott. The professional qualifications of the undersigned, the

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I
March 6, 2019

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

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2018 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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

Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPE Firm Registration No. F-1580
/s/ Stephen E. Gardner [SEAL] Stephen E. Gardner, P.E. Colorado License No. 44720 Managing Senior Vice President

SEG (JEH)/pl

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

Professional Qualifications of Primary Technical Person

        The conclusions presented in this report are the result of technical analysis conducted by teams of geoscientists and engineers from Ryder Scott Company, L.P. Mr. Stephen E. Gardner is the primary technical person responsible for the estimate of the reserves, future production and income.

        Mr. Gardner, an employee of Ryder Scott Company, L.P. (Ryder Scott) since 2006, is a Managing Senior Vice President responsible for ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. For more information regarding Mr. Gardner's geographic and job specific experience, please refer to the Ryder Scott Company website at www.ryderscott.com/Experience/Employees.

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, serving in the latter organization's Denver Chapter as Chairman during 2018.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2018 continuing education hours, Mr. Gardner attended the annual Ryder Scott Reserves Conference in Houston, Texas which covered a variety of reserves topics including updated PRMS guidelines, data analytics, unconventional resource issues, SEC comment letter trends, and others. In addition, Mr. Gardner attended the 2018 SPEE conference held in Carlsbad, California, various local SPEE technical seminars, and other internal company training courses during the year covering topics such as analysis techniques for unconventional reservoirs, ethics, reserves evaluation, and more.

        Based on his educational background, professional training and more than 13 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.