Form 10-Q
period 2019-03-31
ECA Marcellus Trust I
filed 2019-05-10
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	ECT	New York Stock Exchange

As of May 9, 2019, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

References to the “Trust” in this document refer to ECA Marcellus Trust I.  As discussed herein, Greylock Energy, LLC acquired substantially all of the assets of Energy Corporation of America in November 2017.   References to “Greylock Energy” in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors (as defined in Appendix A), as such entities existed prior to the asset acquisition by Greylock Energy.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	2019	2018
ASSETS:
Cash	$337,956	$359,657
Royalty income receivable	1,678,981	2,387,485
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(306,995,241)	(305,928,125)
Net royalty interest in gas properties	45,104,759	46,171,875

Total Assets	$47,121,696	$48,919,017

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,133,244	$1,985,703
Trust corpus; 17,605,000 common units authorized, issued and outstanding	45,988,452	46,933,314

Total Liabilities and Trust Corpus	$47,121,696	$48,919,017

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Royalty income	$1,678,981	$1,527,723

Net proceeds to Trust	$1,678,981	$1,527,723

General and administrative expense	(425,577)	(484,807)
Interest income	5,756	2,189

Income available for distribution prior to cash reserves	$1,259,160	$1,045,105

Cash reserves withheld by Trustee	(125,916)	—

Distributable income available to unitholders	$1,133,244	$1,045,105

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.064	$0.059

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Trust Corpus, Beginning of Period	$46,933,314	$50,862,884
Cash reserves withheld	125,916	—
Distributable income	1,133,244	1,045,105
Distributions paid or payable to unitholders	(1,136,906)	(1,045,789)
Amortization of royalty interest in gas properties	(1,067,116)	(1,014,355)

Trust Corpus, End of Period	$45,988,452	$49,847,845

See notes to the financial statements.

ECA MARCELLUS TRUST I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Organization of the Trust

ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America (“Legacy ECA”) to own royalty interests in 14 producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”), and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest”, or “AMI”, comprising approximately 9,300 acres held by Legacy ECA, of which it owned substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010.  The total number of units the Trust is authorized to issue is 17,605,000 units, all of which are now common units.  The royalty interests were conveyed from Legacy ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas, acquired substantially of the assets of Legacy ECA, as described in Note 4.

The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s initial interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s initial interest in the PUD Wells.

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Perpetual Royalty Interests.  The Trust’s cash available for distribution is reduced by Trust administrative expenses.  Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced.  Charges (the “Post-Production Services Fee”) payable to Greylock Midstream for such post-production costs on the Greene County Gathering System (“GCGS”) were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then Legacy ECA was and Greylock Midstream is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.  Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter.  Unless sooner terminated, the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”) and will soon thereafter wind up its affairs and terminate. At the termination of the Trust, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to Greylock Production. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. Greylock Production will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the termination of the Trust.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2019 and 2018 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty Interest in Gas Properties are assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in Gas Properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. At December 31, 2018, the undiscounted future net revenues exceeded the Net royalty interest in the gas properties, and therefore no impairment was necessary during the year then ended. No impairment in the Underlying Properties has been recognized during 2019.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

The conveyance of the Royalty Interest to the Trust was accounted for as a purchase transaction. The $352,100,000 reflected in the Statements of Assets, Liabilities and Trust Corpus as Royalty Interests in Gas Properties represents 17,605,000 Trust units valued at $20.00 per unit. The carrying value of the Trust’s investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

NOTE 4. Reaffirmation Agreement

On November 29, 2017, Greylock Energy acquired substantially all of the gas production and midstream assets of Legacy ECA, including Legacy ECA’s interests in certain natural gas properties that are subject to royalty interests held by the Trust.

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”).  In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended March 31, 2019.

NOTE 6.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that has been $150,000 from inception through 2017.  The Trustee increased the annual fee to $151,575 in 2018 and expects to increase the annual fee to $153,150 in 2019. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Item 2.         Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I.  As discussed in “Overview” below, Greylock Energy, LLC and certain of its wholly-owned subsidiaries (“Greylock Energy”) acquired substantially all of the assets of Energy Corporation of America in November 2017.  References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm.  Certain terms used herein are defined in Appendix A.

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

•                  other risks described under the caption “Risk Factors” in the 2018 Form 10-K.

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

In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries (“Greylock Energy”), including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to royalty interests held by the Trust.

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”).  In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

As part of the initial acquisition of substantially all of Legacy ECA’s assets, neither Greylock Energy nor Greylock Production acquired title ownership of Legacy ECA’s working interest in two wells in which the Trust also has an interest, the Penneco Morrow #1MH and Penneco Morrow #2MH wells. In March 2019 Legacy ECA sold the title ownership and working interest in these two wells to Greylock Production.

The Royalty Interests were conveyed to the Trust from the working interest now held by Greylock Production in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s initial interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to Greylock Production’s initial interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of March 31, 2019, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution is reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the “Post-Production Services Fee”) payable to Legacy ECA for such post-production costs on the related GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then Legacy ECA was and Greylock Midstream is permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.

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

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses and costs and reserves therefor, on or about the 60th day following the completion of each quarter.  Unless sooner terminated, the Trust will begin to liquidate in March 2030 and will soon thereafter wind up its affairs and terminate.

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

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the Tax Cuts and Jobs Act enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange.  The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation.

Results of Trust Operations

For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Distributable income for the three months ended March 31, 2019 increased to $1.1 million from $1.0 million for the three months ended March 31, 2018.  Compared to the quarter ended March 31, 2018, royalty income increased by $0.2 million and general and administrative expenses decreased by $0.1 million.

Royalty income increased to $1.7 million for the three months ended March 31, 2019 from $1.5 million for the three months ended March 31, 2018, an increase of $0.2 million.  This increase was due to an increase in the average sales price as well as a slight increase in production between periods.

The average price realized for the three months ended March 31, 2019 increased $0.09 per Mcf to $2.08 per Mcf as compared to $1.99 per Mcf for the three months ended March 31, 2018.  The increase in the average sales price realized for natural gas production was due to a higher average sales price offset by higher post-production costs during the period.  The average sales price, before post-production costs, increased from $2.66 per Mcf for the three months ended March 31, 2018 to $2.97 per Mcf for the three months ended March 31, 2019. This increase in price was the result of an increase in the average Basis per MMBtu in the current period at minus $0.28 per MMBtu compared to the prior period Basis of minus $0.40 per MMBtu. The increase was also due to an increase in the weighted average monthly closing NYMEX price for the current period to $3.16 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.98 per MMBtu for the three months ended March 31, 2018.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.89 per Mcf in the current period compared to $0.67 per Mcf for the three-month period ended March 31, 2018. During the three months ended March 31, 2019, there was an increase in firm transportation fees related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production. These increased costs were offset by lower post-production electricity fees.

Production increased 5% from 768 MMcf for the three months ended March 31, 2018 to 808 MMcf for the three months ended March 31, 2019. The increased production was the result of engineered treatments for certain wells in Greene County in the fourth quarter of 2018, including wells in which the Trust holds an interest, that resulted in increased production over prior periods. The wells will continue to have natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended March 31, 2019 decreased $0.1 million to $0.4 million compared to $0.5 million for the three months ended March 31, 2018.  This decrease was primarily a result of lower professional service fees due to the timing of tax service billings, partially offset by higher audit fees billed during the quarter. The addition to the cash reserve also decreased distributable income for the three months ended March 31, 2019.

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

In December 2018 the Trustee determined to gradually build a cash reserve, in addition to the existing cash reserve of $0.5 million, for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. In May 2019, the Trustee withheld $125,916 from the funds otherwise available for distribution. The total cash withheld from funds otherwise available for distribution related to the $1.8 million program is $346,550.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2018 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

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

Royalty Interest in Gas Properties:

The Royalty Interest in Gas Properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interest in Gas Properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus.  At December 31, 2018, the undiscounted future net revenues exceeded the Net Royalty Interest in Gas Properties, and therefore no impairment was recognized during the year then ended.  No impairment in the Underlying Properties has been recognized during 2019.  Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2019, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2018 Form 10-K.  No material changes to such risk factors have occurred since the filing of such report.

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

Date: May 10, 2019

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