Form 10-Q
period 2019-09-30
ECA Marcellus Trust I
filed 2019-11-12
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

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

As of November 11, 2019, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS:
Cash	$736,327	$359,657
Royalty income receivable	715,334	2,387,485
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(308,964,126)	(305,928,125)
Net royalty interest in gas properties	43,135,875	46,171,875

Total Assets	$44,587,535	$48,919,017

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$375,256	$1,985,703
Trust corpus; 17,605,000 common units authorized, issued and outstanding	44,212,279	46,933,314

Total Liabilities and Trust Corpus	$44,587,535	$48,919,017

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Royalty income	$3,407,384	$4,499,103	$715,334	$1,484,473

Net proceeds to Trust	$3,407,384	$4,499,103	$715,334	$1,484,473

General and administrative expense	(951,606)	(964,084)	(254,491)	(117,556)
Interest income	16,211	7,365	4,991	3,048

Income available for distribution prior to cash reserves	$2,471,989	$3,542,384	$465,834	$1,369,965

Cash reserves withheld by Trustee	(305,916)	—	(90,000)	—
Interest on cash reserves withheld	(578)	—	(578)	—

Distributable income available to unitholders	$2,165,495	$3,542,384	$375,256	$1,369,965

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.122	$0.201	$0.021	$0.078

See notes to the financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Trust Corpus, Balance at April 1,	$45,107,980	$48,828,801
Cash reserves withheld, including interest	90,578	—
Distributable income	375,256	1,369,965
Distributions paid or payable to unitholders	(369,646)	(1,369,371)
Amortization of royalty interest in gas properties	(991,889)	(1,000,710)

Trust Corpus, Balance at September 30,	$44,212,279	$47,828,686

	Nine Months Ended
	September 30,
	2019	2018
Trust Corpus, Balance at January 1,	$46,933,314	$50,862,884
Cash reserves withheld, including interest	306,494	—
Distributable income	2,165,495	3,542,384
Distributions paid or payable to unitholders	(2,157,023)	(3,536,063)
Amortization of royalty interest in gas properties	(3,036,001)	(3,040,519)

Trust Corpus, Balance at September 30,	$44,212,279	$47,828,686

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine months ended September 30, 2019 and 2018 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 5.  Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Trust has not identified any uncertain tax positions through the period ended September 30, 2019.

NOTE 6.  Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017.  The Trustee increased the annual fee to $151,575 in 2018 and to $154,605 in 2019. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of September 30, 2019, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the Tax Cuts and Jobs Act enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange.  The new legislation also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under IRC Section 1446, the IRS has suspended this new withholding obligation with respect to publicly traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

Results of Trust Operations

For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Distributable income for the three months ended September 30, 2019 decreased to $0.4 million from $1.4 million for the three months ended September 30, 2018.  Compared to the quarter ended September 30, 2018, royalty income decreased by $0.8 million and general and administrative expenses increased by $0.1 million.

Royalty income decreased to $0.7 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018, a decrease of $0.8 million.  This decrease was due to a decrease in the average sales price between periods.

The average price realized for the three months ended September 30, 2019 decreased $1.01 per Mcf to $0.95 per Mcf as compared to $1.96 per Mcf for the three months ended September 30, 2018.  The decrease in the average sales price realized for natural gas production was due primarily to higher post-production costs associated with firm transportation and a lower average sales price offset slightly by a decrease in other post-production costs during the period.  The average sales price, before post-production costs, decreased from $2.61 per Mcf for the three months ended September 30, 2018 to $1.97 per Mcf for the three months ended September 30, 2019. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.23 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.90 per MMBtu for the three months ended September 30, 2018.  This decrease was partially offset by an increase in the average Basis per MMBtu in the current period at minus $0.33 per MMBtu compared to the prior period Basis of minus $0.39 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $1.02 per Mcf in the current period compared to $0.65 per Mcf for the three-month period ended September 30, 2018. During the three months ended September 30, 2019, there was an increase in firm transportation fees related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production. These increased costs were partially offset by lower post-production electricity fees.

Production decreased 1% from 758 MMcf for the three months ended September 30, 2018 to 751 MMcf for the three months ended September 30, 2019. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended September 30, 2019 increased slightly more than $0.1 million to approximately $0.25 million compared to $0.1 million for the three months ended September 30, 2018.  This increase was primarily a result of higher professional service fees. The current quarter addition to the cash reserve of $90,000 plus $578 of interest also decreased distributable income for the three months ended September 30, 2019.

For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

Distributable income for the nine months ended September 30, 2019 decreased to $2.2 million from $3.5 million for the nine months ended September 30, 2018. Compared to the nine months ended September 30, 2018, royalty income decreased by $1.1 million and general and administrative expenses remained relatively flat.

Royalty income decreased from $4.5 million for the nine months ended September 30, 2018 to $3.4 million for the nine months ended September 30, 2019, a decrease of $1.1 million. This decrease was due to a decrease in the average sales price.

The average price realized for the nine months ended September 30, 2019 decreased $0.47 per Mcf to $1.48 per Mcf as compared to $1.95 per Mcf for the nine months ended September 30, 2018.  The decrease in the average sales price realized for natural gas production was due to higher post-production costs during the period and a decrease in the weighted average monthly closing NYMEX price. The decrease in the average sales price for natural gas production before post-production costs was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.69 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.89 per MMBtu for the nine months ended September 30, 2018. The average Basis per MMBtu in the current nine-month period was more favorable at minus $0.32 per MMBtu compared to the prior period Basis of minus $0.35 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, post-production costs increased $0.29 from $0.67 per Mcf for the nine-month period ended September 30, 2018, to $0.96 per Mcf for the nine-month period ended September 30, 2019. During the nine months ended September 30, 2019, there was an increase in transportation fees related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production, slightly offset by an overall decrease in electricity usage charges during the period.

Production decreased slightly by 0.2% from 2,303 MMcf for the nine months ended September 30, 2018 to 2,298 MMcf for the nine months ended September 30, 2019. The minimal decrease in production was primarily a result of engineered treatments for certain wells in Greene County in the fourth quarter of 2018, including wells in which the Trust holds an interest, that resulted in increased production over prior periods. The wells will continue to have natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust remained flat at $1.0 million for the nine-month periods ended September 30, 2018 and 2019. This was primarily the result of lower professional service fees due to the timing of tax service billings, offset by slightly higher audit fees billed during the period. The year-to-date addition of $306,494 to the cash reserve also decreased distributable income for the nine months ended September 30, 2019.

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

In December 2018 the Trustee determined to gradually build a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the distribution related to the quarter ended September 30, 2019, the Trustee withheld $90,000 plus $578 of interest from the funds otherwise available for distribution. The Trustee has withheld from the funds otherwise available for distribution a total amount of $526,550 plus $578 of interest related to the $1.8 million cash reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2019, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

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

Date: November 12, 2019

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