Form 10-K
period 2019-12-31
ECA Marcellus Trust I
filed 2020-03-23
CIK 1487798

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2019
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

         The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $30,632,700.

         As of March 20, 2020, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.

Documents Incorporated By Reference: None

        References to the "Trust" in this document refer to ECA Marcellus Trust I. As discussed in Item 1—Business—"Introduction," in November 2017 Greylock Energy, LLC, and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by ECA Marcellus Trust I (the "Acquisition"). References to "Greylock Energy" in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas. References to "Legacy ECA" refers to Energy Corporation of America and its wholly-owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in "Glossary of Certain Terms"), as such entities existed prior to the asset acquisition by Greylock Energy. References to the "Sponsor" refer to Legacy ECA for periods prior to the Acquisition, and to Greylock Energy for periods after the Acquisition.

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

  •
  conditions in the capital markets;

  •
  the effect, impact, potential duration, or other implications of the recent outbreak of a novel strain of coronavirus ("COVID-19");

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

GLOSSARY OF CERTAIN TERMS

        The following are definitions of certain significant terms used in this report. Other terms are defined in the text of this report. Certain references made to Legacy ECA reflect historical actions or operations that preceded the Acquisition.

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

        Perpetual PDP Royalty Interests—means the interests entitling holders to receive 45% of the proceeds from the sale of production of natural gas attributable to the Sponsor's interests in the Producing Wells (after deducting post-production costs and any applicable taxes).

        Perpetual PUD Royalty Interests—means the interests entitling holders to receive 25% of the proceeds from the sale of production of natural gas attributable to the Sponsor's interest in the PUD Wells (after deducting post-production costs and any applicable taxes).

        Perpetual Royalty Interests—a term that collectively references the Perpetual PDP Royalty Interests and the Perpetual PUD Royalty Interests.

        Private Investors—the persons described as the "Private Investors" in the Prospectus.

        Prospectus—the prospectus dated July 1, 2010 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 relating to the initial public offering of the Trust units.

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

        SEC—means the United States Securities and Exchange Commission.

        Sponsor's retained interest—Legacy ECA's retained interest in 10% of the proceeds from the sale of production from the 14 producing Marcellus Shale natural gas wells located in Greene County, Pennsylvania as well as Legacy ECA's retained interest in 50% of the proceeds from the sale of production from the PUD Wells drilled in the AMI. This interest was conveyed to Greylock Production from Legacy ECA as part of the asset acquisition as described in Item 1—Business—"Introduction" below.

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

        Term PDP Royalty Interests—means the interests entitling holders to receive 45% of the proceeds from the sale of production of natural gas attributable to the Sponsor's interest in the Producing Wells (after deducting post-production costs and any applicable taxes) for a period of 20 years commencing on April 1, 2010.

        Term PUD Royalty Interests—means the interests entitling holders to receive 25% of the proceeds from the sale of production of natural gas attributable to the Sponsor's interest in the PUD Wells (after deducting post-production costs and any applicable taxes) for a period of 20 years commencing on April 1, 2010.

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

PART I

Item 1.    Business

Introduction

        ECA Marcellus Trust I is a statutory trust formed in March 2010 under the Delaware Statutory Trust Act, pursuant to a Trust Agreement, as amended and restated (the "Trust Agreement"), among Energy Corporation of America, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, 16th Floor, Houston Texas 77002. The telephone number of the Trustee is 1-512-236-6555.

        In November 2017, Greylock Energy, LLC, and certain of its wholly owned subsidiaries ("Greylock Energy"), including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA's interests in certain natural gas properties that are subject to royalty interests held by the Trust (the "Acquisition").

        In connection with the Acquisition, Greylock Production assumed all of Legacy ECA's obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties at the time of the transaction, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the "Letter Agreement"). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the "Reaffirmation Agreement"), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

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

        Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2019 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the "Trust Wells".

        The royalty interests were conveyed from Legacy ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and together with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsors's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term "Producing Wells" means the 14 Producing Wells as defined above, and does not include the 40 PUD Wells, although they also have been completed and are producing.

        Legacy ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust's cash receipts in respect of the Royalty Interests is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to the Sponsor for such post-production costs on the related Greene County Gathering System (the "Post-Production Services Fee") were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System ("GCGS").

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

        As described under "—Duration of the Trust; Sale of Royalty Interests" below, the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2019 were $4.1 million.

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

        Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the "IRC"), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons ("ECI") should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the "TCJA") enacted in December 2017 treats a non-U.S. holder's gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under IRC Section 1446, the IRS has suspended this new withholding obligation with respect to publically traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter. Unless sooner terminated, as discussed in detail below under the caption "The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests" in Item 1A. Risk Factors, the Trust will begin to liquidate on or about March 31, 2030 (the "Termination Date"). At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to Greylock Production. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. Greylock Production will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the Termination Date. Because payments to the Trust will be generated by depleting assets and the Trust has a finite life with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent a return of the original investment in the Trust units.

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

        The Sponsor agreed not to drill and complete, and not to permit any other person within its control to drill and complete, any well on the lease acreage that would have a perforated segment within 500 feet of any perforated interval of a PUD Well or Producing Well in the Marcellus Shale formation.

Marketing and Post-Production Services

        Pursuant to the terms of the conveyances creating the Royalty Interests, Greylock Production has the responsibility to market, or cause to be marketed, the natural gas production related to the Underlying Properties. The terms of the conveyances creating the Royalty Interests do not permit Greylock Production to charge any marketing fee when determining the proceeds upon which the royalty payments are calculated. As a result, the proceeds to the Trust from the sales of natural gas production from the Underlying Properties are determined based on the same price (net of post-production costs) that Greylock Production receives for natural gas production attributable to the Sponsor's retained interest.

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

        All of the production from the Producing Wells and the PUD Wells is currently gathered by Greylock Midstream on the GCGS that it operates and owns an interest in. The Trust paid the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including the Sponsor's costs to gather, compress, transport, process, treat, dehydrate and market the gas. The Sponsor is permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other third-party charges. The Trust's cash available for distribution is reduced by Greylock Midstream's deductions for these post-production services.

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

        The post-production costs for the Trust's natural gas produced and sold averaged $0.94 per MMBtu and $0.65 per MMBtu for the years ended December 31, 2019 and 2018, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

        Greylock Production has an agreement with Columbia Gas Transmission, LLC ("Columbia") to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia's filed tariff rate, which is currently $0.2508 per MMBtu at one hundred percent load factor. Unless otherwise modified or altered, the agreement will terminate on July 31, 2021 with respect to 45,000 MMBtu per day, and on July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock Production exercises its right of first refusal to extend the term. Greylock Production has entered into an additional agreement with Columbia to provide firm transportation downstream of the GCGS for 100,000 MMBtu per day that will utilize Columbia's Mountaineer XPress Project. This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, this agreement will terminate in January 2034. Firm transportation utilized as to the Trust's interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs.

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

        Hazardous Substances and Wastes.    The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, ("CERCLA"), also known as the Superfund law and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a "hazardous substance" into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these "responsible persons" may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of "hazardous substance" under CERCLA, Greylock Production handles materials in the course of Greylock Production's operations that may be regulated as CERCLA hazardous substances, despite the so-called "petroleum exclusion."

        Greylock Production also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, Greylock Production generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under CERCLA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016 the EPA and environmental groups entered into a consent decree to address the EPA's alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and nautral gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019, that revisions to existing RCRA subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination.

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

        The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards ("NSPS") that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as "green completions." These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. The EPA is also charged with establishing ambient air quality standards, the implementation of which can indirectly impact Greylock Production's operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard ("NAAQS"), for ozone from 75 to 70 parts per billion. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit Greylock Production's ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although Greylock Production may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time Greylock Production does not expect that such requirements will have a material adverse effect on its operations.

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

        In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities ("Methane Rule"). However, following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule's substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

        How the EPA and the ACE define "waters of the United States" ("WOTUS") can impact Greylock Production's regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, the EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that Greylock Production must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, Greylock Production could face increase costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

        Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation ("NOV") from PADEP relating to Legacy ECA's operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement ("COA") with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2019 and 2018, with respect to the Underlying Properties.

Description of the Trust Units

        Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust has 17,605,000 Trust units outstanding.

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

  •
  amend the Trust Agreement, the royalty conveyances, the Administrative Services Agreement and the Royalty Interest Lien (except with respect to certain matters that do not adversely affect the right of Trust unitholders in any material respect);

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

        If a Trust liability is contingent or uncertain in amount or not yet currently due and payable, the Trustee may create a cash reserve to pay for the liability. If the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's liability, the Trust may borrow funds required to pay the liabilities. The Trust may borrow the funds from any person, including the Trustee or its affiliates. If the entity serving as Trustee or Delaware Trustee were to loan funds to the Trust, the terms of such indebtedness would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and such entity would be entitled to enforce its rights with respect to any such indebtedness as if it were not then serving as Trustee or Delaware Trustee. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

Federal Income Tax Considerations

        The Trust's federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to Legacy ECA and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income will be qualifying income within the meaning of IRC Section 7704. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Prospectus (the "Federal Income Tax Considerations Section in the Prospectus"). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

  •
  the occurrence or threat of epidemic or pandemic diseases, including the recent outbreak of COVID-19, or any government response to such occurrence or threat;

  •
  the price and availability of alternative fuels;

  •
  the proximity, capacity, cost and availability of gathering and transportation facilities;

  •
  the volatility and uncertainty of regional pricing differentials;

  •
  acts of force majeure;

  •
  governmental regulations and taxation; and

  •
  energy conservation and environmental measures.

        Continued low natural gas prices due to the economic effects of the COVID-19 pandemic or other factors will reduce proceeds to which the Trust is entitled, which will reduce the amount of cash available for distribution to unitholders, and may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

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

        Further, the reserve report estimating the Trust's proved reserves, future production and income attributable to the Royalty Interests as of December 31, 2019 was prepared, in accordance with applicable regulations, using a weighted benchmark price adjusted for differentials resulting in an average natural gas price of $2.34 per Mcf during 2019, as described in Appendix A to this report. At the date of this report, the weighted benchmark natural gas price, adjusted for differentials, for production in which the Trust has an interest is below $2.34 A reserve report prepared using the current lower value would result in lower proved reserves, future production and income attributable to the Trust's Royalty Interests.

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

        Greylock Production has an agreement with Columbia Gas Transmission, LLC ("Columbia") to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day. This firm transportation arrangement has been in effect since August 1, 2011 and is at Columbia's filed tariff rate, which is currently $0.2508 per MMBtu at one hundred percent load factor. Unless otherwise modified or altered, the agreement will terminate on July 31, 2021 with respect to 45,000 MMBtu per day, and on July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock Production exercises its right of first refusal to extend the term. Greylock Production has entered into an additional agreement with Columbia to provide firm transportation downstream of the GCGS for 100,000 MMBtu per day that will utilize Columbia's Mountaineer XPress Project. This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, this agreement will terminate in January 2034. Firm transportation utilized as to the Trust's interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs.

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

         Declines in the financial position of Greylock Production could impede the operation of wells.

        The value of the Royalty Interests and the Trust's ultimate cash available for distribution is highly dependent on the financial condition of Greylock Production. The ability to operate the Underlying Properties depends on future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for natural gas in the global market as a result of the economic effects of the outbreak of COVID-19 persists for the near future or longer, or if the outbreak adversely affects employees of Greylock Production or other operators and their ability to conduct operations, such factors could have a negative impact on the financial condition and economic performance of Greylock Production.

        In the event of any future bankruptcy of Greylock Production, the value of the Royalty Interests could be adversely affected by, among other things, delay or cessation of payments under the Royalty Interests, business disruptions or cessation of operations by the operator, replacements of operators, inability to find a replacement operator if necessary, reduced production of reserves, or decreased distributions to Trust unitholders.

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

        Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests, and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Greylock Production's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and Greylock Production would have no continuing obligation to the Trust for those properties. Additionally, Greylock Production may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.

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

  •
  Substantially all of the production from the Producing Wells and the PUD Wells utilize the GCGS. The Trust paid the initial Post-Production Services Fee to Legacy ECA for use of such system, which includes the Sponsor's costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until Legacy ECA's obligation to drill the PUD Wells was satisfied in 2011; since then, the Sponsor has been permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS, provided the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

  •
  Any third-party post-production costs incurred and associated with the Trust's interests reduces cash received by the Trust or available for distribution by the Trust to the holders of the Trust units, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production's agreements with a third party to obtain firm transportation downstream of the GCGS for 50,000 MMBtu per day at the third party's filed tariff rate, which equates to $0.2508 per MMBtu at a one hundred percent load factor, and beginning in January 2019 to obtain firm transportation downstream of the GCGS for 100,000 MMBtu per day at a fixed demand rate of $0.50 per MMBtu at a one hundred percent load factor plus applicable third party tariff charges. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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

        The Trust's source of capital is the cash flows from the Royalty Interests. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders. Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in 2019 the Trustee withheld an aggregate of $526,550 from the funds otherwise available for distribution. In February 2020, the Trustee withheld $90,000 from funds otherwise available for distribution. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

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

        Under the continued listing requirements of The New York Stock Exchange ("NYSE"), a company will be considered to be out of compliance with the exchange's minimum price requirement if the company's average closing price over a consecutive 30 trading day period ("Average Closing Price") is less than $1.00 (the "Minimum Price Requirement"). Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. A company may regain compliance if on the last trading day of any calendar month during the cure period the company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30-trading-day period ending on the last trading day of that month. If at the expiration of the cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30-trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, a company's shares may be transferred to the over-the-counter ("OTC") market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of such shares. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the company's shares would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

        On November 21, 2019, the Trust received written notification from the NYSE that the Trust was not in compliance with the Minimum Price Requirement. Neither the Trust nor the Trustee has any control over the trading price of the Trust units, and neither the Trust nor the Trustee intends to attempt to cause a reverse split of the Trust units or other action in an effort to affect the trading price of the Trust units. Even if the Trust does regain compliance, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.

         The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the common units.

        As of December 31, 2019, Greylock Production held no common units, while select Private Investors held common units. In connection with the Trust's formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of common units by such holders. If the Private Investors were to sell or offer to sell a substantial number of common units, the market price of the units could be adversely affected.

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

        The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of the Sponsor's retained interest. The Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against the Sponsor's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during a bankruptcy of Greylock Production, payments of the royalties may be delayed or deferred; in addition, the obligation to pay royalties may be disaffirmed or cancelled. In either situation, the Trust may need to look to the Royalty Interest Lien to replace its rights under the Royalty Interests. During the pendency of any bankruptcy proceedings involving Greylock Production, the Trust's ability to foreclose on the Royalty Interest Lien, and the ability to collect cash payments from customers being held in Greylock Production's accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the

Royalty Interest Lien is possible, and a bankruptcy court might not permit such foreclosure. The bankruptcy also might delay the execution of a new agreement with another driller or operator. If the Trust were to enter into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell natural gas at the same prices as Greylock Production was able to achieve.

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

        In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration ("PSD") construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards that typically are established by the states. This rule could adversely affect Greylock Production's operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA published a final rule adopting New Source Performance Standards ("NSPS") for new, modified, or reconstructed oil and gas facilities that require control of the GHG methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites ("Methane Rule"). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule's substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

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

         Tax legislation enacted in 2017 may have a significant impact on the taxation of the Trust and Trust unitholders.

        The TCJA enacted in December 2017 provides the most substantial tax reform in over thirty years. In general, the TCJA lowers tax rates, eliminates or limits numerous deductions and other tax benefits, and significantly changes international tax rules. Given the complexity of the TCJA and the significant changes to prior tax law, and the significant amount of regulations that the Treasury Department and the IRS have yet to issue, propose and finalize to interpret and implement TCJA changes, the impact and effect of the legislation on the Trust and Trust unitholders in respect of income and loss of the Trust remains uncertain.

        The foregoing is not a complete summary of all of the changes in law that may apply to or impact the Trust or a unitholder with respect to income of the Trust (or otherwise), unitholders strongly are urged to consult with their own tax advisors to determine how they might be affected by the TCJA, both generally and specifically with respect to their ownership of trust units.

         The tax treatment of publicly traded partnerships or an investment in the Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

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

        Under current law for the taxable year ending December 31, 2020, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.

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

        The TCJA, which is applicable to the Trust for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.

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

        Non-U.S. Persons.    Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons ("ECI") should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder's gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under IRC Section 1446, the IRS has suspended this new withholding obligation with respect to publically traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

The Underlying Properties

        The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2019, the total natural gas reserves attributable to the Trust interests were 30.3 Bcf. Greylock Production continues to be the operator of all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty

Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

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

        Proved reserves of the Royalty Interests.    The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2019, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC's rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2019 through December 31, 2019, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $2.34 per Mcf. The net revenues attributable to the Trust's reserves are net of the Trust's obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated January 17, 2020 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	30,294	$41,421	$21,947

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

        Greylock Production's reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. She has over seven years of oil and gas industry experience in Reservoir Engineering. During that time, she has focused on reserves estimates and economics.

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

        Legacy ECA acquired its interests in the Underlying Properties through a variety of means, including through the acquisition of oil and gas leases by Legacy ECA directly from the mineral owner,

through assignments of oil and gas leases to Legacy ECA by the lessee who originally obtained the leases from the mineral owner, through Farmout agreements that grant Legacy ECA the right to earn interests in the properties covered by such agreements by drilling wells, and through acquisitions of other oil and gas interests by Legacy ECA. These interests were all acquired by Greylock Production as part of the Acquisition.

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

        The PUD Royalty Interest initially burdened 50% of all of the interests of Legacy ECA in the Marcellus Shale formation in the AMI. Greylock Production's current interests in the natural gas properties to which the PUD Wells relate consist of an average working interest of 100%. The conveyance related to the PUD Royalty Interest, however, provided that the proceeds from the PUD Wells would be calculated on the basis that the PUD Wells were only burdened by interests that in total would not exceed 12.5%. If Greylock Production's interest in any of the wells subject to the PUD Royalty Interest was subject to burdens in excess of 12.5%, such burdens will be fully allocated against the Sponsor's retained interest in such well, the net effect of which is that the Trust will receive payments with respect to the PUD Royalty Interest as if the burdens affecting the PUD Wells were in total 12.5% (proportionately reduced).

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

        PDP Royalty Interest.    The conveyances creating the PDP Royalty Interest entitle the Trust to receive an amount of cash for each calendar quarter equal to 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the Producing Wells regardless of whether such amounts have actually been received by Greylock Production from the purchases of the natural gas produced. Proceeds from the sale of natural gas production attributable to the Producing Wells in any calendar quarter means the amount calculated based on estimated production volumes attributable to the Producing Wells after deducting the Trust's proportionate share of:

  •
  any taxes or fees levied on the severance or production of the natural gas produced from the Producing Wells and any property taxes attributable to the natural gas production attributable to the Producing Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to the Sponsor for such post-production costs on the GCGS were limited to $0.52 per MMBtu of natural gas gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then, the Sponsor has been permitted to increase the Post-Production Service Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

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

        PUD Royalty Interest.    The conveyance creating the PUD Royalty Interest entitles the Trust to receive an amount of cash for each calendar quarter equal to 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the PUD Wells regardless of whether such amounts have actually been received by Greylock Production from the purchase of the natural gas produced. Proceeds from the sale of natural gas production, if any, attributable to the PUD Wells in any calendar quarter means the amount calculated based on estimated production volumes attributable to the PUD Wells after deducting the Trust's proportionate share of:

  •
  any taxes or fees levied on the severance or production of the natural gas produced from the PUD Wells and any property taxes attributable to the gas produced from the PUD Wells; and

  •
  post-production costs, which generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to the Sponsor for such post-production charges on the GCGS were limited to $0.52 per MMBtu of gas gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then, the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, the Trust is charged for the cost of fuel used in the compression process, including equivalent electricity charges in instances when electric compressors are used.

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

        The Royalty Interest Lien does not include the Sponsor's retained interest in the PUD and Producing Wells and the AMI or other interest of Greylock Production in the AMI, and Greylock Production has the right to lien, mortgage, sell or otherwise encumber the the Sponsor's retained interest subject to the Royalty Interest Lien.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol "ECT." At March 20, 2020, the 17,605,000 units outstanding were held by 26 unitholders of record.

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

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities

        There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2019.

Item 6.    Selected Financial Data.

        As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Trust is not required to provide the information required by this Item.

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to "Forward-Looking Statements" which follows the Table of Contents of this report for an explanation of these types of statements and their limitations. All information regarding operations has been provided by Greylock Energy.

Results of Trust Operations

For the twelve months ended December 31, 2019 compared to twelve months ended December 31, 2018

        Distributable income for the year ended December 31, 2019 decreased to $2.5 million from $5.5 million for the year ended December 31, 2018. Compared to the year ended December 31, 2018, royalty income decreased $2.7 million and general and administrative expenses increased $0.1 million. Cash reserves withheld by the Trustee increased $0.2 million compared to the year ended December 31, 2018.

        Royalty income decreased from $6.9 million for the year ended December 31, 2018 to $4.2 million for the year ended December 31, 2019, a decrease of $2.7 million. This was due to a decrease in the average realized price as well as a decrease in production.

        The average price realized for the year ended December 31, 2019 decreased $0.81 per Mcf to $1.38 per Mcf as compared to $2.19 for the year ended December 31, 2018. The decrease in the average sales price for gas production was due primarily to a decrease in the weighted average monthly closing NYMEX price as well a decrease to the average Basis. The average sales price, before post-production costs, decreased from $2.86 per Mcf for the year ended December 31, 2018 to $2.35 per Mcf for the year ended December 31, 2019. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.64 per MMBtu compared to the year ended December 31, 2018 weighted average monthly closing NYMEX price of $3.09 per MMBtu, and to a lesser extent to a $0.04 per MMbtu decrease in the average Basis to $(0.36) per MMbtu in the current period compared to the prior period Basis of $(0.32) per MMbtu.

        Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.97 per Mcf for the year ended December 31, 2018 as compared to $0.67 per Mcf for the year ended December 31, 2018. Post-production costs were higher than the previous year primarily because of additional firm transportation costs related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production, and were slightly offset by a lower electricity usage charge per Mcf and slightly lower gathering fee during the year ended December 31, 2019.

        Production decreased 4.4% from 3,146 MMcf for the year ended December 31, 2018 to 3,007 MMcf for the year ended December 31, 2019. The decreased production was primarily a result of natural production declines that occur during the life of a well.

        General and administrative expenses paid by the Trust increased slightly to $1.3 million for the year ended December 31, 2019, compared to $1.2 million for the year ended December 31, 2018. For the year ended December 31, 2019, the Trustee increased the previously established cash reserve by $0.2 million, to $0.4 million for the year ended December 31, 2019, for use in paying future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income for the year ended December 31, 2019. The additional cash reserves withheld for the year ended December 31, 2018 was $0.2 million.

        At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized during the period ended December 31, 2018.

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

        In connection with the Acquisition, Greylock Production assumed all of Legacy ECA's obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties at the time of the transaction, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the "Letter Agreement"). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the "Reaffirmation Agreement"), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

        As part of the initial acquisition of substantially all of Legacy ECA's assets, neither Greylock Energy nor Greylock Production acquired title ownership of Legacy ECA's working interest in two wells in which the Trust also had an interest, the Penneco Morrow #1MH and Penneco Morrow #2MH wells. In March 2019, Legacy ECA sold the title ownership and working interest in these two wells to Greylock Production.

        Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All trust units share in all cash distributions on a pro rata basis. As of December 31, 2019 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

        The Royalty Interests were conveyed from Legacy ECA's working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor's interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor's interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests was hedged through March 31, 2014.

        Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of December 31, 2019, the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust's cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production costs on the related GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.

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

        Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons ("ECI") should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at 30% of gross income unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder's gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires the transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation. Pending the finalization of proposed regulations under IRC

Section 1446, the IRS has suspended this new withholding obligation with respect to publically traded partnerships such as the Trust, which is classified as a partnership for federal and state income tax purposes.

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

        Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in 2019 the Trustee withheld an aggregate of $526,550 from the funds otherwise available for distribution. In February 2020, the Trustee withheld $90,000 from funds otherwise available for distribution. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

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

Contractual Obligations

        Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/– 3% in any one year. This fee was raised from $151,575 in 2018 to $154,605 in 2019. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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

Royalty Interest in Gas Properties:

        The Royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2019, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust has therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. The independent firm advised the Trust that 12.0% was the appropriate market weighted average cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. At December 31, 2018, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was necessary in either year. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

        Amortization of the Royalty interest in gas properties is calculated on a units-of-production basis, whereby the Trust's cost basis in the properties is divided by Trust total proved reserves to derive an amortization rate per reserve unit. Such amortization does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

        To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

Opinion on the Financial Statements

        We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2019 and 2018, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2019 and 2018, and the results of its distributable income and trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

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

Pittsburgh, Pennsylvania

March 23, 2020

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2019	2018
ASSETS:
Cash	$770,833	$359,657
Royalty income receivable	738,201	2,387,485
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(335,055,782)	(305,928,125)

Net royalty interest in gas properties	17,044,218	46,171,875

Total Assets	$18,553,252	$48,919,017

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$335,172	$1,985,703
Trust corpus; 17,605,000 common units authorized, issued and outstanding	18,218,080	46,933,314

Total Liabilities and Trust Corpus	$18,553,252	$48,919,017

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2019	Year Ended December 31, 2018
Royalty income	$4,145,585	$6,886,588

Net proceeds to Trust	$4,145,585	$6,886,588
General and administrative expense	(1,266,508)	(1,149,605)
Interest income	19,992	11,738

Income available for distribution prior to cash reserves	2,899,069	5,748,721
Cash reserves withheld by Trustee	(395,916)	(220,634)

Interest withheld on cash reserves	(2,485)	—

Distributable income available to unitholders	$2,500,668	$5,528,087

Distributable income per common unit (17,605,000 units authorized and outstanding for 2019 and 2018)	$0.141	$0.314

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2019	Year Ended December 31, 2018
Trust Corpus, Beginning of Period	$46,933,314	$50,862,884
Cash reserves withheld	398,401	220,634
Distributable income	2,500,668	5,528,087
Distributions paid or payable to unitholders	(2,486,645)	(5,524,992)
Amortization of royalty interest in gas properties	(3,973,099)	(4,153,299)
Impairment of royalty interest in gas properties	(25,154,559)	—

Trust Corpus, End of Period	$18,218,080	$46,933,314

See notes to the audited financial statements.

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

        ECA Marcellus Trust I is a Delaware statutory trust formed in March 2010 by Energy Corporation of America to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the "Producing Wells") and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the "PUD Wells") within the "Area of Mutual Interest," or "AMI", comprising approximately 9,300 acres held by Legacy ECA (as defined below), of which it owned substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010. The Trust is authorized to issue a total of 17,605,000 units, all of which are now common units. The royalty interests were conveyed from Legacy ECA's working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the "Underlying Properties"). The royalty interest in the Producing Wells (the "PDP Royalty Interest") entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor's interest in the Producing Wells. The royalty interest in the PUD Wells (the "PUD Royalty Interest" and collectively with the PDP Royalty Interest, the "Royalty Interests") entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor's interest in the PUD Wells. In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production, LLC ("Greylock Production"), which serves as operator of the subject wells, and Greylock Midstream, LLC ("Greylock Midstream"), whose subsidiaries market and gather certain of the gas, acquired substantially all of the assets of Legacy ECA, as described in Note 4.

        References to "Greylock Energy" refer to Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production and Greylock Midstream. References to "Legacy ECA" refer to Energy Corporation of America and its wholly-owned subsidiaries, and, when discussing the conveyance documents, the Private Investors as described in the prospectus dated July 1, 2010 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 relating to the initial public offering of the Trust units, as such entities existed prior to the Acquisition (as defined in Note 4). References to the "Sponsor" refer to Legacy ECA, for periods prior to the Acquisition (as defined in Note 4), and to Greylock Energy, for periods after the Acquisition.

        The Trust's cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Perpetual Royalty Interests. The Trust's cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the "Post-Production Services Fee") payable to the Sponsor for such post-production costs on the GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in November 2011; since then, the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, if electric compression is utilized in lieu of gas as fuel in the

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

        The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter. Unless sooner terminated, the Trust will begin to liquidate on or about March 31, 2030 (the "Termination Date") and will soon thereafter wind up its affairs and terminate. At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to Greylock Production. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the termination of the Trust. Greylock Production will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the termination of the Trust.

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

Royalty Interest in Gas Properties:

        The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assmptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2019, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust has therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. In determining the impairment charge, the Trust engaged an independent third party valuation firm to assist in providing an applicable market weighted average cost of capital, for use in the calculation of the discounted fair value. The independent firm advised the Trust that 12% was the appropriate market weighted average cost of capital. This impairment did not

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

reduce Distributable Income, although it reduced Trust Corpus. At December 31, 2018, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was necessary. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

        Amortization of the Royalty interest in gas properties is calculated on a units-of-production basis, whereby the Trust's cost basis in the properties is divided by Trust total proved reserves to derive an amortization rate per reserve unit. Such amortization does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

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

        In connection with the Acquisition, Greylock Production assumed all of Legacy ECA's obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the "Trust Agreement"), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the "Letter Agreement"). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the "Reaffirmation Agreement"), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.

NOTE 5. Income Taxes

        The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2019 or 2018.

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

        The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust's interest from January 1, 2018 to December 31, 2019:

Natural Gas (MMcf)
Balance at January 1, 2018	38,177

Revisions of previous estimates	(85)
Production	(3,146)

Balance at December 31, 2018	34,946

Revisions of previous estimates	(1,645)
Production	(3,007)

Balance at December 31, 2019	30,294

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

	2019	2018
Future cash inflows	$70,836	$98,720
Future production costs	(29,415)	(25,581)

Future net cash flows before discount	41,421	73,139
10% discount to present value	(19,474)	(35,803)

Standardized measure of discounted future net cash flows(1)	$21,947	$37,336

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes from January 1, 2018 to December 31, 2019 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2018	$37,186
Net proceeds to the Trust	(6,887)
Revisions of previous estimates	(91)
Accretion of discount	3,719
Net change in price and production cost	3,305
Other	104

Standardized measure, December 31, 2018	$37,336
Net proceeds to the Trust	(4,146)
Revisions of previous estimates	(1,192)
Accretion of discount	3,734
Net change in price and production cost	(10,984)
Other	(2,801)

Standardized measure, December 31, 2019	$21,947

ECA MARCELLUS TRUST I

NOTES TO AUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6. Related Party Transactions (Continued)

Supplemental Quarterly Data (Unaudited):

        The table below presents, for each quarter of 2018 and 2019, the net cash proceeds, the Trust expenses, and the resulting distributable income per Trust unit (dollars in thousands, except distributable income per unit).

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2018
Net proceeds	$1,528	$1,487	$1,484	$2,387	$6,886
General and administrative	$485	$362	$118	$186	$1,151
Distributable income	$1,045	$1,127	$1,370	$1,986	$5,528
Distributable income per common unit	$0.059	$0.064	$0.078	$0.113	$0.314
2019
Net proceeds	$1,679	$1,013	$715	$738	$4,145
General and administrative	$426	$272	$254	$315	$1,267
Distributable income	$1,133	$657	$375	$336	$2,501
Distributable income per common unit	$0.064	$0.037	$0.021	$0.019	$0.141

        Subsequent to year end, on or before February 28, 2020, a distribution of $0.019 per unit was paid to Trust common unitholders owning Trust common units as of February 18, 2020.

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2019.

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

        Changes in Internal Control over Financial Reporting.    During the quarter ended December 31, 2019, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.

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

Item 11.    Executive Compensation.

        During the years ended December 31, 2018 and 2019, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

        Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 20, 2020.

(b)
Security Ownership of Management.

        Not applicable.

(c)
Changes in Control.

        The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement

        Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2019 and 2018 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production's transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee

        Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee increased the annual fee. In 2019 the annual fee increased to $154,605. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust's statements of distributable income for the twelve months ended December 31, 2019 and 2018 included administrative fees of approximately $154,605 and $151,575, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

Director Independence

        The Trust does not have a board of directors.

Item 14.    Principal Accounting Fees and Services.

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust's financial statements for the fiscal year ending December 31, 2019. During fiscal 2019 and 2018, Ernst & Young LLP served as the Trust's independent registered public accounting firm.

        The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2019 and 2018 by Ernst & Young LLP:

	2019	2018
Audit fees(1)	$157,000	$150,000
Audit-related fees	—	—
Tax fees	220,500	225,500
All other fees	—	—

Total fees	$377,500	$375,500

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
4.1	*	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1		—
Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.2		—
Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.2 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.3		—
Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein (Incorporated herein by reference to Exhibit 10.3 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

Exhibit Number			Description
10.4		—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.5		—
Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.5 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.6		—
Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.6 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.7		—
Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.7 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.8		—
Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.11 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.9		—
Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America (Incorporated herein by reference to Exhibit 10.12 to the Trust's Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
23.1	*	—	Consent of Ernst & Young LLP.
23.2	*	—	Consent of Ryder Scott Company, L.P.
31	*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		—	Report of Ryder Scott Company, L.P. dated January 17, 2020 (included in Appendix A to this report).

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

March 23, 2020

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

January 17, 2020

ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002

Ladies and Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2019. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on January 17, 2020 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.

        The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2019.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2019 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the "as of date" of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

ECA Marcellus Trust I
January 17, 2020

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I

As of December 31, 2019
Total Proved Developed Producing
Net Reserves
Gas—MMcf	30,294
Income Data ($M)
Future Gross Revenue	$70,836
Deductions	29,415

Future Net Income (FNI)	$41,421
Discounted FNI @ 10%	$21,947

        All gas volumes are reported on an "as sold basis" expressed in millions of cubic feet (MMcf) at the official temperature and pressure bases of the areas in which the gas reserves are located. In this report, the revenues, deductions, and income data are expressed as thousands of U.S. dollars ($M).

        The estimates of the reserves, future production, and income attributable to properties in this report were prepared using the economic software package ARIES™ Petroleum Economics and Reserves Software, a copyrighted program of Halliburton. The program was used at the request of the Trust. Ryder Scott has found this program to be generally acceptable, but notes that certain summaries and calculations may vary due to rounding and may not exactly match the sum of the properties being summarized. Furthermore, one line economic summaries may vary slightly from the more detailed cash flow projections of the same properties, also due to rounding. The rounding differences are not material.

        The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. The Trust owns only a royalty interest, and the operating costs included in our evaluation serve only the purpose of calculating economic limits. However, certain electricity, gas compression, gathering and firm transportation costs paid by the Trust are included and shown as "Other" deductions in the cash flows. The future net income is before the deduction state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income.

        Gas reserves account for 100 percent of total future gross revenue from proved reserves.

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

Discounted Future Net Income ($M) As of December 31, 2019
Discount Rate Percent	Total Proved
5	$28,525
8	$24,150
12	$20,134
15	$17,944

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

        The various reserves status categories are defined in the attachment entitled "PETROLEUM RESERVES STATUS DEFINITIONS AND GUIDELINES" in this report.

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. The proved gas volumes presented herein do not include volumes of gas consumed in operations as reserves.

        Reserves are "estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations." All reserves estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-categorized as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

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

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

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

        In many cases, the analysis of the available geoscience and engineering data and the subsequent interpretation of this data may indicate a range of possible outcomes in an estimate, irrespective of the method selected by the evaluator. When a range in the quantity of reserves is identified, the evaluator must determine the uncertainty associated with the incremental quantities of the reserves. If the reserves quantities are estimated using the deterministic incremental approach, the uncertainty for each discrete incremental quantity of the reserves is addressed by the reserves category assigned by the evaluator. Therefore, it is the categorization of reserves quantities as proved, probable and/or possible that addresses the inherent uncertainty in the estimated quantities reported. For proved reserves, uncertainty is defined by the SEC as reasonable certainty wherein the "quantities actually recovered are much more likely to be achieved than not." The SEC states that "probable reserves are those

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered." The SEC states that "possible reserves are those additional reserves that are less certain to be recovered than probable reserves and the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves." All quantities of reserves within the same reserves category must meet the SEC definitions as noted above.

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

        All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through December 2019. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.

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

        The Trust has informed us that they have furnished us all of the material accounts, records, geological and engineering data, and reports and other data required for this investigation. In preparing our forecast of future proved production and income, we have relied upon data furnished by the Trust with respect to property interests owned, production and well tests from examined wells, normal direct costs of operating the wells or leases, the Pennsylvania impact fee, product prices based on the SEC regulations, adjustments or differentials to product prices, and pressure measurements. Ryder Scott reviewed such factual data for its reasonableness; however, we have not conducted an independent verification of the data furnished by the Trust. We consider the factual data used in this report appropriate and sufficient for the purpose of preparing the estimates of reserves and future net revenues herein.

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

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

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

        The Trust furnished us with the above mentioned average prices in effect on December 31, 2019. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the "benchmark price" and "price reference" used for the geographic area included in the report.

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

Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$2.58/MMBTU	$2.34/Mcf

        The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.

Costs

        Operating costs for the leases and wells in this report were furnished by the Trust. They are based on the operating expense reports of the operator and include only those costs directly applicable to the leases or wells. The Trust only owns a royalty interest in the subject wells and the operating expenses

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

supplied by the Trust were used only to determine the economic life of each property. However, per specific contractual terms, certain electricity, gas compression, gathering and transportation costs paid by the Trust are included and shown as "Other" deductions in the cash flows. The costs furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the operating cost data used by the Trust. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells. All costs were held constant throughout the life of the properties.

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

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

Terms of Usage

        The results of our third party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by the Trust.

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2019 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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

Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPE Firm Registration No. F-1580
/s/ STEPHEN E. GARDNER Stephen E. Gardner, P.E. Colorado License No. 44720 Managing Senior Vice President [SEAL]

SEG (DCR)/pl

RYDER SCOTT COMPANY      PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 17, 2020

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

        Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is also a member of the Society of Petroleum Engineers and a former chairman for the Denver Chapter of the Society of Petroleum Evaluation Engineers.

        In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2019 continuing education hours, Mr. Gardner attended the annual Ryder Scott Reserves Conference in Houston, Texas which covered a variety of reserves topics including data analytics, unconventional resource issues, SEC comment letter trends, and others. In addition, Mr. Gardner attended the 2019 SPEE conference held at Lake Louise, Alberta, Canada, various local SPEE technical seminars, URTeC, and other internal company training courses throughout the year covering topics such as analysis techniques for unconventional reservoirs, ethics, regulatory issues, reserves evaluation, and more.

        Based on his educational background, professional training and more than 14 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.