Form 10-Q
period 2020-03-31
ECA Marcellus Trust I
filed 2020-05-15
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 14, 2020, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in Item 1 – Business – “Introduction,” in November 2017 Greylock Energy, LLC, and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by ECA Marcellus Trust I (the “Acquisition”). References to “Greylock Energy” in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in “Glossary of Certain Terms”), as such entities existed prior to the asset acquisition by Greylock Energy. References to the “Sponsor” in this document refer to Legacy ECA for periods prior to the Acquisition, and to Greylock Energy for periods after the Acquisition.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	March 31,	December 31,
	2020	2019
ASSETS:
Cash	$664,826	$770,833
Royalty income receivable	473,676	738,201
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(335,451,474)	(335,055,782)
Net royalty interest in gas properties	16,648,526	17,044,218

Total Assets	$17,787,028	$18,553,252

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$(0)	$335,172
Trust corpus; 17,605,000 common units authorized, issued and outstanding	17,787,028	18,218,080

Total Liabilities and Trust Corpus	$17,787,028	$18,553,252

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Three Months Ended
	March 31,
	2020	2019
Royalty income	$473,676	$1,678,981

Net proceeds to Trust	$473,676	$1,678,981

General and administrative expense	(513,269)	(425,577)
Interest income	3,553	5,756

Income available for distribution prior to cash reserves	$(36,040)	$1,259,160

Cash reserves used (withheld) by Trustee	38,046	(125,916)
Interest used (withheld) on cash reserves	(2,006)	-

Distributable income available to unitholders	$(0)	$1,133,244

Distributable income per common unit
(17,605,000 units authorized and outstanding)
	$(0.000)	$0.064

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	March 31,
	2020	2019
Trust Corpus, Balance at January 1,	$18,218,080	$46,933,314
Cash reserves (used) withheld, including interest	(36,040)	125,916
Distributable income	(0)	1,133,244
Distributions paid or payable to unitholders	678	(1,136,906)
Amortization of royalty interest in gas properties	(395,690)	(1,067,116)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at March 31,	$17,787,028	$45,988,452

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

The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s initial interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s initial interest in the PUD Wells.

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Perpetual Royalty Interests. The Trust’s cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the “Post-Production Services Fee”) payable to the Sponsor for such post-production costs on the Greene County Gathering System (“GCGS”) were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2020 and 2019 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. No impairment in the Underlying Properties has been recognized during the quarter ended March 31, 2020. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended March 31, 2020.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee in 2019 was $154,605 and is expected to be $156,060 in 2020. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Item 2.        Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in “Overview” below, Greylock Energy, LLC and certain of its wholly-owned subsidiaries (“Greylock Energy”) acquired substantially all of the assets of Energy Corporation of America in November 2017. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm. Certain terms used herein are defined in Appendix A. All information regarding operations has been provided to the Trustee by Greylock Energy.

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

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	risks incident to the operation of natural gas wells;

•	future production costs;

•	the effects of existing and future laws and regulatory actions;

•	the effects of changes in commodity prices;

•	conditions in the capital markets;

•	competition in the energy industry;

•	the uncertainty of estimates of natural gas reserves and production; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2019 Form 10-K and in Part II, Item 1A of this report.

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

The Royalty Interests were conveyed to the Trust from the working interest now held by Greylock Production in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s initial interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s initial interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter.

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of March 31, 2020, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution is reduced by Trust administrative expenses and any amounts reserved for administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the “Post-Production Services Fee”) payable to Legacy ECA for such post-production costs on the related GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Spnosor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.

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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2019 and further declines in 2020 attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts Greylock Energy will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. As a result, there can be no assurance that prices for natural gas, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time. There was no distribution to unitholders for the quarter ended March 31, 2020, as Trust expenses exceeded net revenues to the Trust. Continued low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders

The effective date of the Trust was April 1, 2010, meaning the Trust has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010. The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution.

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

NYSE Listing Status. As previously disclosed, on November 21, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended November 21, 2019. If the Trust is unable to regain compliance with the applicable standards within a six-month cure period, the NYSE will commence suspension and delisting procedures. If delisted by the NYSE, the Trust units may be transferred to the over-the-counter market. During the cure period, the Trust units will continue to trade on the NYSE, subject to compliance with other continued listing requirements. On April 23, 2020, the NYSE notified the Trust that the NYSE had temporarily suspended such continued listing compliance standards through June 30, 2020 in response to the effects of the COVID-19 pandemic, and that as a result the Trust’s cure period has been extended until July 30, 2020.

Results of Trust Operations

For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Distributable income for the three months ended March 31, 2020 decreased to $0 from $1.1 million for the three months ended March 31, 2019. Compared to the quarter ended March 31, 2019, royalty income decreased by $1.2 million and general and administrative expenses increased by $0.1 million.

Royalty income decreased to $0.5 million for the three months ended March 31, 2020 from $1.7 million for the three months ended March 31, 2019, a decrease of $1.2 million. This decrease was due to a decrease in the average sales price between periods as well as lower production between periods.

The average price realized for the three months ended March 31, 2020 decreased $1.41 per Mcf to $0.67 per Mcf as compared to $2.08 per Mcf for the three months ended March 31, 2019. The decrease in the average sales price realized for natural gas production was due primarily to higher post-production costs associated with firm transportation and a lower average sales price offset slightly by a decrease in other post-production costs during the period. The average sales price, before post-production costs, decreased from $2.97 per Mcf for the three months ended March 31, 2019 to $1.69 per Mcf for the three months ended March 31, 2020. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $1.96 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.16 per MMBtu for the three months ended March 31, 2019. This decrease was also attributable to a decrease in the average Basis per MMBtu in the current period at minus $0.32 per MMBtu compared to the prior period Basis of minus $0.28 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $1.01 per Mcf in the current period compared to $0.89 per Mcf for the three-month period ended March 31, 2019. During the three months ended March 31, 2020, there was an increase in firm transportation fees related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production. These increased costs were partially offset by slightly lower post-production electricity fees.

Production decreased 12.9% from 808 MMcf for the three months ended March 31, 2019 to 703 MMcf for the three months ended March 31, 2020. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended March 31, 2020 increased by $0.1 million to approximately $0.5 million compared to $0.4 million for the three months ended March 31, 2019. This increase was the result of higher professional service fees. The current quarter addition to the cash reserve of $2,006 of interest also decreased distributable income for the three months ended March 31, 2020.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In February 2020, the Trustee withheld $90,000 from funds otherwise available for distribution. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As there was no distribution available for the quarter ended March 31, 2020, the Trustee used approximately $38,000 of the cash reserve to pay for current period expenses and withheld $2,006 of interest earned on the cash reserve balance. The Trustee has withheld from the funds otherwise available for distribution a total amount of $578,504 plus $4,491 of interest related to the $1.8 million cash reserve.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2019 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. No impairment in the Underlying Properties has been recognized during the quarter ended March 31, 2020. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2020, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2019 Form 10-K. Except as set forth below, no material changes to such risk factors have occurred since the filing of such report.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for natural gas. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts Greylock Energy will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. If commodity prices for natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods in which cash proceeds to the Trust are insufficient to cover Trust expenses, there may be no distribution to unitholders. For example, there was no distribution to unitholders for the quarter ended March 31, 2020, as Trust expenses exceeded net revenues to the Trust. Moreover, continued low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

To the extent COVID-19 adversely affects production from the Underlying Properties or Greylock Energy’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Form 10-K.

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

Date: May 15, 2020

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

Prospectus - the prospectus dated July 1, 2010 and filed with the SEC pursuant to Rule 424(b) under the Secruities Act of 1933, as amended on July 1, 2010 relating to the initial public offering of the Trust units.

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