Form 10-Q
period 2020-06-30
ECA Marcellus Trust I
filed 2020-08-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number: 001-34800

ECA MARCELLUS TRUST I

(Exact name of registrant as specified in its charter)

Delaware	27-6522024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon
Trust Company, N.A., Trustee
Global Corporate Trust
601 Travis Street, 16th Floor
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(512) 236-6555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	ECTM	OTC Pink

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

As of August 13, 2020, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	June 30,	December 31,
	2020	2019
ASSETS:
Cash	$854,324	$770,833
Royalty income receivable	306,801	738,201
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(335,816,380)	(335,055,782)
Net royalty interest in gas properties	16,283,620	17,044,218

Total Assets	$17,444,745	$18,553,252

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$0	$335,172
Trust corpus; 17,605,000 common units authorized, issued and outstanding	17,444,745	18,218,080

Total Liabilities and Trust Corpus	$17,444,745	$18,553,252

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Royalty income	$780,477	$2,692,050	$306,801	$1,013,069
Net proceeds to Trust	$780,477	$2,692,050	$306,801	$1,013,069

General and administrative expense	(798,331)	(697,115)	(285,062)	(271,538)
Interest income	4,437	11,220	884	5,464
Income available for distribution prior to cash reserves	$(13,417)	$2,006,155	$22,623	$746,995

Cash reserves used (withheld) by Trustee	16,082	(215,916)	(21,964)	(90,000)
Interest used (withheld) on cash reserves	(2,665)	-	(659)	-
Distributable income available to unitholders	$-	$1,790,239	$0	$656,995

Distributable income per common unit
(17,605,000 units authorized and outstanding)
	$0.000	$0.101	$0.000	$0.037

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	June 30,
	2020	2019
Trust Corpus, Balance at April 1,	$17,787,028	$45,988,452
Cash reserves (used) withheld, including interest	22,623	90,000
Distributable income	0	656,995
Distributions paid or payable to unitholders	-	(650,471)
Amortization of royalty interest in gas properties	(364,906)	(976,996)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at June 30,	$17,444,745	$45,107,980

	Six Months Ended
	June 30,
	2020	2019
Trust Corpus, Balance at January 1,	$18,218,080	$46,933,314
Cash reserves (used) withheld, including interest	(13,417)	215,916
Distributable income	-	1,790,239
Distributions paid or payable to unitholders	678	(1,787,377)
Amortization of royalty interest in gas properties	(760,596)	(2,044,112)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at June 30,	$17,444,745	$45,107,980

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six months ended June 30, 2020 and 2019 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. No impairment in the Underlying Properties has been recognized during 2020. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended June 30, 2020.

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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2019 and further declines in 2020 attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts Greylock Energy will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. As a result, there can be no assurance that prices for natural gas, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time. There were no distributions to unitholders for the quarters ended March 31, 2020 or June 30, 2020, as Trust expenses exceeded net revenues to the Trust. Continued low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders

The effective date of the Trust was April 1, 2010, meaning the Trust has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010. The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution.

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

Delisting of Trust Units from The New York Stock Exchange. As previously disclosed, on November 21, 2019, ECA Marcellus Trust I (the “Trust”) received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended November 21, 2019. As the Trust was unable to regain compliance with the applicable standards within a cure period that concluded on July 30, 2020, the NYSE announced the suspension of trading of the Trust units due to non-compliance with Rule 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on July 30, 2020, and announced that it was initiating proceedings to delist the Trust units.

As a result of the suspension, the Trust units began trading on July 31, 2020 under the symbol “ECTM” on the OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”). To be quoted on OTC Pink, a market maker must sponsor the security and comply with SEC Rule 15c2-11 before it can initiate a quote in a specific security. OTC Pink is a significantly more limited market than the NYSE, and the quotation of the Trust units on OTC Pink may result in a less liquid market available for existing and potential unitholders and could further depress the trading price of the Trust units. There is no assurance that an active market in the Trust units will develop on OTC Pink, or whether broker-dealers will continue to provide public quotes of the Trust units on this market, whether the trading volume of the Trust units will be sufficient to provide for an efficient trading market or whether quotes for the Trust units may be blocked by OTC Markets Group in the future.

Potential Early Termination of the Trust. The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders.

Gross proceeds to the Trust during the first six months were $780,477. Greylock currently estimates, based on estimates of natural gas reserves and future prices for second half of the year, that gross proceeds to the Trust attributable to Royalty Interest over the four consecutive quarters ended December 31,2020 is projected to exceed $1.5 million. Nevertheless, if production or market conditions were to decline below expectations during 2020, gross proceeds to the Trust attributable to the Royalty Interest over the four consecutive quarters ending December 31, 2020 may fall below $1.5 million, which would require the Trust to commence termination by January 2021. If that occurs, the Trustee would be required to sell all of the Trust’s remaining assets and liquidate the Trust.

Results of Trust Operations

For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Distributable income for the three months ended June 30, 2020 decreased to $0 from $0.7 million for the three months ended June 30, 2019. Compared to the quarter ended June 30, 2019, royalty income decreased by $0.7 million while general and administrative expenses remained relatively flat.

Royalty income decreased to $0.3 million for the three months ended June 30, 2020 from $1.0 million for the three months ended June 30, 2019, a decrease of $0.7 million. This decrease was due to a decrease in the average sales price between periods as well as lower production between periods.

The average price realized for the three months ended June 30, 2020 decreased $0.90 per Mcf to $0.47 per Mcf as compared to $1.37 per Mcf for the three months ended June 30, 2019. The decrease in the average sales price realized for natural gas production was due primarily to a lower average sales price and a slight increase in other post-production costs during the period. The average sales price, before post-production costs, decreased from $2.36 per Mcf for the three months ended June 30, 2019 to $1.48 per Mcf for the three months ended June 30, 2020. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $1.71 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.64 per MMBtu for the three months ended June 30, 2019. This decrease was partially offset due to an increase in the average Basis per MMBtu in the current period at minus $0.27 per MMBtu compared to the prior period Basis of minus $0.35 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $1.01 per Mcf in the current period compared to $0.99 per Mcf for the three-month period ended June 30, 2019. These increased costs were partially offset by slightly lower post-production electricity fees.

Production decreased 12.3% from 739 MMcf for the three months ended June 30, 2019 to 649 MMcf for the three months ended June 30, 2020. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended June 30, 2020 remained flat at approximately $0.3 million for the three months ended June 30, 2019 and 2020.

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Distributable income for the six months ended June 30, 2020 decreased to $0 from $1.8 million for the six months ended June 30, 2019. Compared to the six months ended June 30, 2019, royalty income decreased by $1.9 million and general and administrative expenses increased by $0.1 million.

Royalty income decreased to $0.8 million for the six months ended June 30, 2020 from $2.7 million for the six months ended June 30, 2019, a decrease of $1.9 million. This decrease was due to a decrease in the average sales price between periods as well as lower production between periods.

The average price realized for the six months ended June 30, 2020 decreased $1.16 per Mcf to $0.58 per Mcf as compared to $1.74 per Mcf for the six months ended June 30, 2019. The decrease in the average sales price realized for natural gas production was due primarily to a lower average sales price and higher post-production costs associated with firm transportation during the period. The average sales price, before post-production costs, decreased from $2.68 per Mcf for the six months ended June 30, 2019 to $1.59 per Mcf for the six months ended June 30, 2020. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $1.84 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.91 per MMBtu for the six months ended June 30, 2019. This decrease was partially offset due to a slight improvement in the average Basis per MMBtu in the current period at minus $0.29 per MMBtu compared to the prior period Basis of minus $0.31 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $1.01 per Mcf in the current period compared to $0.94 per Mcf for the six-month period ended June 30, 2019. During the six months ended June 30, 2020, there was an increase in firm transportation fees related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production. These increased costs were partially offset by slightly lower post-production electricity fees.

Production decreased 12.6% from 1,547 MMcf for the six months ended June 30, 2019 to 1,352 MMcf for the six months ended June 30, 2020. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the six months ended June 30, 2020 increased by $0.1 million to approximately $0.8 million compared to $0.7 million for the six months ended June 30, 2019. This increase was the result of higher professional service fees. The current addition to the cash reserve of $2,665 of interest also decreased distributable income for the six months ended June 30, 2020.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In February 2020, the Trustee withheld $90,000 from funds otherwise available for distribution. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As there was no distribution available for the quarter ended June 30, 2020, the Trustee withheld approximately $22,000 of the cash reserve and withheld $659 of interest earned on the cash reserve balance. The Trustee has withheld from the funds otherwise available for distribution a total amount of $578,504 plus $5,151 of interest related to the $1.8 million cash reserve.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2020, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2019 Form 10-K. Except as set forth below, no material changes to such risk factors have occurred since the filing of such report.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic is negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for natural gas. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of COVID-19 is unknown and is rapidly evolving. The extent to which COVID-19 negatively impacts Greylock Energy will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. If commodity prices for natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods in which cash proceeds to the Trust are insufficient to cover Trust expenses, there may be no distribution to unitholders, which could result in the early termination of the Trust as discussed in “Overview—Potential Early Termination of the Trust” in Part I, Item 2 of this report. For example, there were no distributions to unitholders for the quarters ended March 31, 2020 or June 30, 2020, as Trust expenses exceeded net revenues to the Trust. Moreover, continued low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

To the extent COVID-19 adversely affects production from the Underlying Properties or Greylock Energy’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Form 10-K.

The Trust units have been delisted from the New York Stock Exchange and are traded on the OTC market. It will likely be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units.

The Trust units ceased trading on the NYSE on July 30, 2020 and transitioned to OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”), effective with the opening of trading on July 31, 2020 under the trading symbol “ECTM”. The Trust can provide no assurance that any trading market for the Trust units will exist on the OTC Pink or that current trading levels will be sustained or not diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE. Trading on the OTC Pink may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unitholders may find it difficult to resell their Trust units due to the delisting.

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

Date: August 14, 2020

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