Form 10-Q
period 2020-09-30
ECA Marcellus Trust I
filed 2020-11-16
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 13, 2020, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	September 30,	December 31,
	2020	2019
ASSETS:
Cash	$1,037,282	$770,833
Royalty income receivable	339,480	738,201
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(336,191,508)	(335,055,782)
Net royalty interest in gas properties	15,908,492	17,044,218

Total Assets	$17,285,254	$18,553,252

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$(0)	$335,172
Trust corpus; 17,605,000 common units authorized, issued and outstanding	17,285,254	18,218,080

Total Liabilities and Trust Corpus	$17,285,254	$18,553,252

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Royalty income	$1,119,957	$3,407,384	$339,480	$715,334
Net proceeds to Trust	$1,119,957	$3,407,384	$339,480	$715,334
General and administrative expense	(922,251)	(951,606)	(123,920)	(254,491)
Interest income	4,514	16,211	77	4,991

Income available for distribution prior to cash reserves	$202,220	$2,471,989	$215,637	$465,834

Cash reserves withheld by Trustee	(199,503)	(305,916)	(215,585)	(90,000)
Interest withheld on cash reserves	(2,716)	(578)	(51)	(578)
Distributable income available to unitholders	$0	$2,165,495	$0	$375,256

Distributable income per common unit (17,605,000 units authorized and outstanding)	$(0.000)	$0.085	$(0.000)	$0.021

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	September 30,
	2020	2019
Trust Corpus, Balance at July 1,	$17,444,745	$45,107,980
Cash reserves withheld, including interest	215,637	90,578
Distributable income	0	375,256
Distributions paid or payable to unitholders	(0)	(369,646)
Amortization of royalty interest in gas properties	(375,128)	(991,889)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at September 30,	$17,285,254	$44,212,279

	Nine Months Ended
	September 30,
	2020	2019
Trust Corpus, Balance at January 1,	$18,218,080	$46,933,314
Cash reserves withheld, including interest	202,220	306,494
Distributable income	0	2,165,495
Distributions paid or payable to unitholders	678	(2,157,023)
Amortization of royalty interest in gas properties	(1,135,724)	(3,036,001)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at September 30,	$17,285,254	$44,212,279

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

Gross proceeds to the Trust attributable to the Royalty Interests during the first three quarters of 2020 were $1,119,957. Gross proceeds to the Trust attributable to the Royalty Interests over the four consecutive quarters ending December 31, 2020 may fall below $1.5 million, which would require the Trust to commence termination by January 2021. If that occurs, the Trustee would be required to sell all of the Trust’s remaining assets and liquidate the Trust.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine months ended September 30, 2020 and 2019 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended September 30, 2020.

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in “Overview” below, Greylock Energy acquired substantially all of the assets of Energy Corporation of America in November 2017. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and also at www.businesswire.com/cnn/ect.htm. Certain terms used herein are defined in Appendix A. All information regarding operations has been provided to the Trustee by Greylock Energy.

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

In November 2017, Greylock Energy and certain of its wholly owned subsidiaries, including Greylock Production, LLC, which serves as operator of the subject wells, and Greylock Midstream, LLC, whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to royalty interests held by the Trust.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of September 30, 2020, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

During September 2020, Greylock Production and Columbia Gas Transmission, LLC (“TCO”) agreed to amend a firm transportation agreement downstream of the GCGS to extend the term from July 31, 2021 to December 31, 2024. The reserved transportation quantities and tariff rates under this agreement were not affected by this amendment. Greylock Production and TCO also agreed to modify a separate firm transportation agreement associated with transport on TCO’s Mountaineer Xpress Pipeline (the “MXP Agreement”). The termination date for the MXP Agreement was changed to December 31, 2022 from January 2034. In addition, the transportation quantities reserved for Greylock Production were reduced from 100,000 MMBtu per day to 52,550 MMBtu per day. The previously existing negotiated reservation rate will remain in place for all months other than September 2020 and December 2021. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs; however, the Trust will not be charged for the costs associated with modifying the firm transportation agreements with TCO, including the difference between the base negotiated rate and the increased negotiated rate in September 2020 and December 2021 under the MXP Agreement.

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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2019 and further declines in 2020 attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts Greylock Energy will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. As a result, there can be no assurance that prices for natural gas, and therefore the Trust’s quarterly cash distributions, will be maintained for any significant period of time. There were no distributions to unitholders for the quarters ended March 31, 2020 or June 30, 2020, as Trust expenses exceeded net revenues to the Trust. Continued low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders

The effective date of the Trust was April 1, 2010, meaning the Trust has received the proceeds of production attributable to the PDP Royalty Interest from that date even though the PDP Royalty Interest was not conveyed to the Trust until July 7, 2010. The amount of the quarterly distributions fluctuates from quarter to quarter, depending on the proceeds received by the Trust, among other factors. There is no minimum required distribution.

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

Gross proceeds to the Trust attributable to the Royalty Interests during the first three quarters of 2020 were $1,119,957. Greylock Energy currently estimates, based on estimates of natural gas reserves and future prices for the remainder of the year, that gross proceeds to the Trust attributable to Royalty Interests over the four consecutive quarters ending December 31,2020 are projected to exceed $1.5 million. Nevertheless, if production or market conditions were to decline below expectations during the remainder of 2020, gross proceeds to the Trust attributable to the Royalty Interests over the four consecutive quarters ending December 31, 2020 may fall below $1.5 million, which would require the Trust to commence termination by January 2021. If that occurs, the Trustee would be required to sell all of the Trust’s remaining assets and liquidate the Trust.

Results of Trust Operations

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Distributable income for the three months ended September 30, 2020 decreased to $0 from $0.4 million for the three months ended September 30, 2019. Compared to the quarter ended September 30, 2019, royalty income decreased by $0.4 million while general and administrative expenses decreased by $0.1 million.

Royalty income decreased to $0.3 million for the three months ended September 30, 2020 from $0.7 million for the three months ended September 30, 2019, a decrease of $0.4 million. This decrease was due to a decrease in the average sales price between periods as well as lower production between periods.

The average price realized for the three months ended September 30, 2020 decreased $0.44 per Mcf to $0.51 per Mcf as compared to $0.95 per Mcf for the three months ended September 30, 2019. The decrease in the average sales price realized for natural gas production was due primarily to a lower average sales price partially offset by a slight decrease in other post-production costs during the period. The average sales price, before post-production costs, decreased from $1.97 per Mcf for the three months ended September 30, 2019 to $1.46 per Mcf for the three months ended September 30, 2020. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $1.97 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.23 per MMBtu for the three months ended September 30, 2019. This decrease was also due to a decrease in the average Basis per MMBtu in the current period at minus $0.56 per MMBtu compared to the prior period Basis of minus $0.32 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.95 per Mcf in the current period compared to $1.02 per Mcf for the three-month period ended September 30, 2019.

Production decreased 11.2% from 751 MMcf for the three months ended September 30, 2019 to 667 MMcf for the three months ended September 30, 2020. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended September 30, 2020 decreased by $0.1 million to approximately $0.1 million compared to $0.2 million for the three months ended September 30, 2019 and 2020. This decrease was the result of timing in professional service fees. Cash reserves of $0.2 million were withheld for the three months ended September 30, 2020 as compared to $0.1 million for the three months ended September 30, 2019.

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Distributable income for the nine months ended September 30, 2020 decreased to $0 from $2.2 million for the nine months ended September 30, 2019. Compared to the nine months ended September 30, 2019, royalty income decreased by $2.3 million while general and administrative expenses remained flat at $0.9 million.

Royalty income decreased to $1.1 million for the nine months ended September 30, 2020 from $3.4 million for the nine months ended September 30, 2019, a decrease of $2.3 million. This decrease was due to a decrease in the average sales price between periods as well as lower production between periods.

The average price realized for the nine months ended September 30, 2020 decreased $0.93 per Mcf to $0.55 per Mcf as compared to $1.48 per Mcf for the nine months ended September 30, 2019. The decrease in the average sales price realized for natural gas production was due primarily to a lower average sales price and higher post-production costs associated with firm transportation during the period. The average sales price, before post-production costs, decreased from $2.44 per Mcf for the nine months ended September 30, 2019 to $1.54 per Mcf for the nine months ended September 30, 2020. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $1.88 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.69 per MMBtu for the nine months ended September 30, 2019. This decrease was also due to a slight decrease in the average Basis per MMBtu in the current period at minus $0.39 per MMBtu compared to the prior period Basis of minus $0.32 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.99 per Mcf in the current period compared to $0.96 per Mcf for the nine-month period ended September 30, 2019. During the nine months ended September 30, 2020, there was an increase in firm transportation fees related to the Mountaineer Xpress Project that were charged to the Trust beginning with February 2019 production. These increased costs were partially offset by slightly lower post-production electricity fees.

Production decreased 12.2% from 2,298 MMcf for the nine months ended September 30, 2019 to 2,019 MMcf for the nine months ended September 30, 2020. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the nine months ended September 30, 2019 and 2020 remained steady at $0.9 million for the periods. Cash reserves of $0.2 million were withheld for the nine months ended September 30, 2020 as compared to $0.3 million for the nine months ended September 30, 2019.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In February 2020, the Trustee withheld $90,000 from funds otherwise available for distribution. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the quarter ended September 30, 2020, the Trustee withheld approximately $0.2 million from the funds otherwise available for distribution and withheld $51 of interest earned on the cash reserve balance. The Trustee has withheld from the funds otherwise available for distribution a total amount of $0.8 million plus $5,202 of interest toward the building of the $1.8 million cash reserve.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. No impairment in the Underlying Properties has been recognized during the quarter ended September 30, 2020. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2020, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2019 Form 10-K. Except as set forth below, no material changes to such risk factors have occurred since the filing of such report.

The COVID-19 pandemic could materially adversely affect proceeds to the Trust and cash distributions to unitholders.

The recent outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic has had, and is likely to continue to have, a negative impact on worldwide economic and commercial activity and financial markets, as well as global demand for natural gas. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chains disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts Greylock Energy will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. If commodity prices for natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods in which cash proceeds to the Trust are insufficient to cover Trust expenses, there may be no distribution to unitholders, which could result in the early termination of the Trust as discussed in “Overview—Potential Early Termination of the Trust” in Part I, Item 2 of this report. For example, there were no distributions to unitholders for the quarters ended March 31, 2020 or June 30, 2020, as Trust expenses exceeded net revenues to the Trust. Moreover, continued low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

To the extent the COVID-19 pandemic adversely affects production from the Underlying Properties or Greylock Energy’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in the Trust’s 2019 Form 10-K.

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

Date: November 16, 2020

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

Prospectus - the prospectus dated July 1, 2010 and filed on July 1, 2020 with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the initial public offering of the Trust units.

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