Form 10-K
period 2020-12-31
ECA Marcellus Trust I
filed 2021-03-24
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code: (512) 236-6555
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☒   Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,098,300.
As of March 23, 2021, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.
Documents Incorporated By Reference: None

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in Item 1 — Business — “Introduction,” in November 2017 Greylock Energy, LLC, and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by ECA Marcellus Trust I (the “Acquisition”). References to “Greylock Energy” in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” refers to Energy Corporation of America and its wholly-owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in “Glossary of Certain Terms”), as such entities existed prior to the asset acquisition by Greylock Energy. References to the “Sponsor” refer to Legacy ECA for periods prior to the Acquisition, and to Greylock Energy for periods after the Acquisition.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” about Greylock Energy and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of Greylock Energy and all matters relating to the Trust are forward-looking statements. Actual outcomes and results may differ materially from those projected.
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

•
conditions in the capital markets;

•
the effect, impact, potential duration, or other implications of the Coronavirus Disease 2019 (“COVID-19”) pandemic;

•
competition in the energy industry;

•
the uncertainty of estimates of natural gas reserves and production; and

•
other risks described under the caption “Risk Factors” in this report.

This report describes other important factors that could cause actual results to differ materially from expectations of Greylock Energy and the Trust, including under the caption “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Greylock Energy or the Trust or persons acting on behalf of Greylock Energy or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.
GLOSSARY OF CERTAIN TERMS
The following are definitions of certain significant terms used in this report. Other terms are defined in the text of this report. Certain references made to Legacy ECA reflect historical actions or operations that preceded the Acquisition.
AMI — The area of mutual interest, or AMI, consisting of the Marcellus Shale formation in approximately 121 square miles of property located in Greene County, Pennsylvania in which Legacy ECA had leased approximately 9,300 acres and owned substantially all of the working interests at the date of formation of the Trust. Legacy ECA was obligated to drill the 52 development wells from drill sites on approximately 9,300 leased acres in the AMI. Until Legacy ECA satisfied its drilling obligation on November 30, 2011, it was not permitted to drill and complete any well in the Marcellus Shale formation within the AMI for its own account. The drilling obligation has been satisfied and the Trust has no future well locations nor drilling opportunities under the AMI or otherwise.
Basis — the difference between the spot or cash price and the futures price of the same or related commodity. For natural gas, basis equals the local cash market price minus the price of the nearby NYMEX natural gas futures contract.
Bcf — One billion cubic feet of natural gas.

Btu — A British Thermal Unit, a common unit of energy measurement.
Completion — (or its derivatives) means that the well has been perforated, stimulated, tested and permanent equipment for the production of natural gas has been installed.
Development Agreement — An agreement under which Legacy ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. In order to secure the estimated amount of the drilling costs for the Trust’s interests in the PUD Wells, Legacy ECA granted to the Trust a lien on Legacy ECA’s interest in the Marcellus Shale formation in the AMI, excluding the Producing Wells and any other wells which were producing and not subject to the Royalty Interests.
Equivalent PUD Well — is defined as a well that is drilled horizontally in the Marcellus formation for a lateral distance of 2,500 feet measured from the midpoint of the curve to the end of the lateral multiplied by the working interest held by Legacy ECA. Wells with a horizontal lateral less than 2,500 feet count as a fractional well in proportion to total lateral length divided by 2,500 feet. Wells with a horizontal lateral greater than 2,500 feet (subject to a maximum of 3,500 feet) will count as Fractional Wells in proportion to the total lateral length divided by 2,500 feet.
Farmout agreement — A farmout agreement is typically an agreement under which a lessee under an oil and gas lease agrees to grant to another party the right to drill wells on the tract covered by such lease and to earn certain acreage for drilling such wells.
FASB ASC — means the Financial Accounting Standards Board Accounting Standards Codification.
Fractional well — The fraction (either greater than one or less than one) of a well obtained by dividing the horizontal lateral (measured from the midpoint of the curve) of such well by 2,500 feet (subject to a maximum of 3,500 feet).
Gas — means natural gas and all other gaseous hydrocarbons, excluding condensate, butane, and other liquid and liquefiable components that are actually removed from the Gas stream by separation, processing, or other means.
MMBtu — One million British Thermal Units.
Mcf — One thousand cubic feet of natural gas.
MMcf — One million cubic feet of natural gas.
Net Profits Interest — A non-operating interest that creates a share in gross production from an operating or working interest in oil and natural gas properties. The share is measured by net profits from the sale of production after deducting costs associated with that production.
Perpetual PDP Royalty Interests — means the interests entitling holders to receive 45% of the proceeds from the sale of production of natural gas attributable to the Sponsor’s interests in the Producing Wells (after deducting post-production costs and any applicable taxes).
Perpetual PUD Royalty Interests — means the interests entitling holders to receive 25% of the proceeds from the sale of production of natural gas attributable to the Sponsor’s interest in the PUD Wells (after deducting post-production costs and any applicable taxes).
Perpetual Royalty Interests — a term that collectively references the Perpetual PDP Royalty Interests and the Perpetual PUD Royalty Interests.
Private Investors — the persons described as the “Private Investors” in the Prospectus.
Prospectus — the prospectus dated July 1, 2010 and filed on July 1, 2010 with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the initial public offering of the Trust units.
Proved developed reserves — Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves — Under SEC rules proved reserves are defined as:
Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, LKH, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
SEC — means the United States Securities and Exchange Commission.
Sponsor’s retained interest — Legacy ECA’s retained interest in 10% of the proceeds from the sale of production from the 14 producing Marcellus Shale natural gas wells located in Greene County, Pennsylvania as well as Legacy ECA’s retained interest in 50% of the proceeds from the sale of production from the PUD Wells drilled in the AMI. This interest was conveyed to Greylock Production from Legacy ECA as part of the asset acquisition as described in Item 1 — Business — “Introduction” below.
Subject Gas — means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.
Subject Interest — means Greylock Production’s current undivided interests in the AMI, as lessee under Gas leases, as an owner of the Subject Gas (or the right to extract such Gas), or otherwise, by virtue of which undivided interests Greylock Production has the right to conduct exploration and natural gas production operations on the AMI.
Term PDP Royalty Interests — means the interests entitling holders to receive 45% of the proceeds from the sale of production of natural gas attributable to the Sponsor’s interest in the Producing Wells (after deducting post-production costs and any applicable taxes) for a period of 20 years commencing on April 1, 2010.
Term PUD Royalty Interests — means the interests entitling holders to receive 25% of the proceeds from the sale of production of natural gas attributable to the Sponsor’s interest in the PUD Wells (after deducting post-production costs and any applicable taxes) for a period of 20 years commencing on April 1, 2010.
Term Royalty Interests — a term that collectively references the Term PDP Royalty Interests and the Term PUD Royalty Interests.

Trust Gas — means that percentage of Gas to which the Trust is entitled, calculated in accordance with the provisions of the conveyances of the royalty interests.
Working interest — The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

PART I
Item 1. Business
Introduction
ECA Marcellus Trust I is a statutory trust formed in March 2010 under the Delaware Statutory Trust Act, pursuant to a Trust Agreement, as amended and restated (the “Trust Agreement”), among Energy Corporation of America, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, 16th Floor, Houston Texas 77002. The telephone number of the Trustee is 1-512-236-6555.
In November 2017, Greylock Energy, LLC, and certain of its wholly owned subsidiaries (“Greylock Energy”), including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to royalty interests held by the Trust (the “Acquisition”).
In connection with the Acquisition, Greylock Production assumed all of Legacy ECA’s obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties at the time of the transaction, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.
On November 21, 2019, the Trust received written notification from The New York Stock Exchange (“NYSE”) that the Trust no longer satisfied the continued listing compliance standards set forth under Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust units fell below $1.00 over a 30 consecutive trading-day period that ended November 21, 2019. As the Trust was unable to regain compliance with the applicable standards within a six-month cure period that concluded on July 30, 2020, the NYSE announced the suspension of trading of the Trust units due to non-compliance with Section 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on July 30, 2020, and announced that it was initiating proceedings to delist the Trust units. As a result, the Trust units transitioned to the OTC Pink Market, operated by OTC Markets Group, effective with the opening of trading on July 31, 2020 under the trading symbol “ECTM.” On August 14, 2020, the NYSE filed a Form 25 to delist the Trust units, which became effective on August 24, 2020. A trading market for the Trust units might not continue to exist on the OTC Pink Market, while current trading levels might not be sustained or could diminish.
The Trust makes copies of its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available at https://ect.q4web.com/home/default.aspx. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. The Trust will also provide electronic and paper copies of its filings free of charge upon request to the Trustee.
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
Initially, the Trust owned royalty interests in the 14 Producing Wells described in the Prospectus (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells to be drilled to the Marcellus Shale formation (the “PUD Wells”) within the AMI, in which Legacy ECA held approximately 9,300 acres, of which it owned substantially all of the working interests, in Greene County, Pennsylvania. The AMI consisted of the Marcellus Shale formation in approximately 121 square miles in Greene County, Pennsylvania.
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2020 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the “Trust Wells”.
The royalty interests were conveyed from Legacy ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and together with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. As used herein, the term “Producing Wells” means the 14 Producing Wells as defined above, and does not include the 40 PUD Wells, although they also have been completed and are producing.
Legacy ECA was obligated to drill all of the PUD Wells no later than March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development w ells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. The Trust’s cash receipts in respect of the Royalty Interests is determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution includes any cash receipts from the hedge contracts and is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to the Sponsor for such post-production costs on the related Greene County Gathering System (the “Post-Production Services Fee”) were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the Greene County Gathering System (“GCGS”).
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
As described under “— Duration of the Trust; Sale of Royalty Interests” below, the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2020 were $1.7 million.
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
Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued on October 7. 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter. Unless sooner terminated, as discussed in detail below under the caption “The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests” in Item 1A. Risk Factors, the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”). At the Termination Date, 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will revert automatically to Greylock Production. The remaining 50% of each of the PDP Royalty Interest and the PUD Royalty Interest will be sold, and the net proceeds will be distributed pro rata to the unitholders soon after the Termination Date. Greylock Production will have a right of first refusal to purchase the remaining 50% of the Royalty Interests at the Termination Date. Because payments to the Trust will be generated by depleting assets and the Trust has a finite life with the production from the Underlying Properties diminishing over time, a portion of each distribution will represent a return of the original investment in the Trust units.
The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders, although the Trustee does not intend to make any such loans. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non-interest bearing account.
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
The Administrative Services Agreement
The Trust is party to an Administrative Services Agreement (“ASA”) with Greylock Production, which assumed Legacy ECA’s obligations under the ASA subsequent to the Acquisition. The ASA obligates the Trust to pay Greylock Production an administrative services fee for accounting, bookkeeping and informational services to be performed by Greylock Production on behalf of the Trust relating to the Royalty Interests. The annual fee of $60,000 is payable in equal quarterly installments. Under certain circumstances, Greylock Production and the Trustee each may terminate the ASA at any time following delivery of notice no less than 90 days prior to the date of termination.
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
For purposes of Legacy ECA’s drilling obligation, and subject to the following paragraph, Legacy ECA was credited with a full development well drilled if its working interest in the development well drilled was 100%. Where Legacy ECA’s working interest in a development well drilled was less than 100%, Legacy ECA was credited with a portion of a development well in the proportion that its working interest in the development well bears to 100%. For example, if Legacy ECA’s working interest in a development well drilled by Legacy ECA in connection with fulfilling its drilling obligation to the Trust was 50%, Legacy ECA was credited with one-half of a development well for purposes of satisfying its drilling obligation in the period the development well was drilled.
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
Marketing and Post-Production Services
Pursuant to the terms of the conveyances creating the Royalty Interests, Greylock Production has the responsibility to market, or cause to be marketed, the natural gas production related to the Underlying Properties. The terms of the conveyances creating the Royalty Interests do not permit Greylock Production to charge any marketing fee when determining the proceeds upon which the royalty payments are calculated. As a result, the proceeds to the Trust from the sales of natural gas production from the Underlying Properties are determined based on the same price (net of post-production costs) that Greylock Production receives for natural gas production attributable to the Sponsor’s retained interest.
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
All of the production from the Producing Wells and the PUD Wells is currently gathered by Greylock Midstream on the GCGS that it operates and owns an interest in. The Trust paid the initial Post-Production Services Fee of $0.52 per MMBtu for use of this system, including the Sponsor’s costs to gather, compress, transport, process, treat, dehydrate and market the gas. The Sponsor is permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS made after the completion of the drilling period, provided the resulting charge does not exceed the prevailing charges in the area for similar services. This fee does not include the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used, firm transportation charges on interstate gas pipelines, or other third-party charges. The Trust’s cash available for distribution is reduced by Greylock Midstream’s deductions for these post-production services.
Greylock Midstream may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or Mcf, such costs may be deducted by the purchaser of the natural gas prior to payment being made to Greylock Production for such production. At other times, Greylock Midstream will make payments directly to the third parties providing such post-production services. In either instance, the Trust’s cash available for distribution will be reduced by the costs paid by Greylock Midstream for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less than the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interests are reduced accordingly.
The post-production costs for the Trust’s natural gas produced and sold averaged $0.95 per MMBtu and $0.94 per MMBtu for the years ended December 31, 2020 and 2019, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.
Greylock Production has an agreement with Columbia Gas Transmission, LLC (“Columbia”) to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day (the “Transportation

Agreement”). The Transportation Agreement has been in effect since August 1, 2011 and provides for firm transportation at Columbia’s filed tariff rate, which is currently $0.2508 per MMBtu at one hundred percent load factor. As amended by Greylock Production and Columbia in September 2020, the Transportation Agreement will terminate on December 31, 2024 with respect to 45,000 MMBtu per day, and July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock Production exercises its right of first refusal to extend the term.
Greylock Production and Columbia have entered into an additional agreement, as amended in September 2020, to provide firm transportation downstream of the GCGS for 52,550 MMBtu per day that will utilize Columbia’s Mountaineer XPress Project (the “MXP Agreement”). This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, the MXP Agreement, as amended, will terminate in on December 31, 2022. The previously existing negotiated reservation rate will remain in place for all months other than September 2020 and December 2021. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs; however, the Trust will not be charged for the costs associated with modifying the firm transportation agreements with Columbia, including the difference between the base negotiated rate and the increased negotiated rate in September 2020 and December 2021 under the MXP Agreement.
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
Future prices for natural gas will directly affect Trust distributions, estimates of reserves attributable to the Trust’s interests, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for natural gas, neither the Trust nor Greylock Production can make reliable predictions of future gas supply or demand, future gas prices or the effect of future gas prices on the Trust.
Natural Gas Regulation
The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.
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
Environmental Matters and Regulation
The exploration, development and production operations of Greylock Production are subject to comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection or human health and safety. These laws and regulations may, among other things, require the acquisition of permits to conduct construction, drilling, water withdrawal and waste disposal operations; govern the amounts and types of substances that may be disposed, released or emitted into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and remedial actions to mitigate pollution conditions arising from Greylock Production’s operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. The costs to comply with these laws, rules and regulations affect profitability. Moreover, compliance with these laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of orders enjoining some or all of Greylock Production’s operations.
Changes in environmental regulation may place more restrictions and limitations on activities that may affect the environment, and thus, any future changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent or costly construction, drilling, water withdrawal, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on Greylock Production’s capital expenditures, results of operations and financial position. Greylock Production may be unable to pass on increased compliance costs to its customers. Moreover, accidental loss of well control, or releases or spills may occur in the course of Greylock Production’s operations, and Greylock Production could incur significant costs and liabilities as a result of such incidents, including any third-party claims for damage to property and natural resources or personal injury. Although Greylock Production believes that it is in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on Greylock Production’s capital expenditures, results of operations or financial position, Greylock Production might not be able to maintain such compliance in the future.
The following is a summary of significant existing environmental, health and safety laws and regulations to which Greylock Production’s business operations are subject and for which compliance may have a material adverse impact on Greylock Production’s capital expenditures, results of operations or financial position.
Hazardous Substances and Wastes.   The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, (“CERCLA”), also known as the Superfund law and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, Greylock Production handles materials in the course of Greylock Production’s operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”

Greylock Production also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, Greylock Production generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under RCRA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016 the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019, that revisions to existing RCRA subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination.
Greylock Production currently owns or leases, and in the past may have owned or leased, properties that have been used for numerous years to explore and produce oil and natural gas. Although Greylock Production may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes may have been disposed of or released at or from the properties owned or leased by Greylock Production or at or from the other locations where these hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons and wastes was not under Greylock Production’s control. These properties and wastes disposed thereon may give rise to liability under CERCLA, RCRA and analogous state laws. Under these laws, Greylock Production could be required to investigate, remove or remediate previously disposed wastes, to clean up contaminated property and to perform response actions to prevent future contamination.
Air Emissions.   The Clean Air Act (“CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require Greylock Production to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of Greylock Production’s properties.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels.
The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact Greylock Production’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The new administration will have an opportunity to revisit the ozone NAAQS. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan for the ozone standard for Pennsylvania and certain other states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. The Pennsylvania Department of Environmental Protection (“PDEP”) is in the final stages of adopting state rules to establish those control requirements in an attempt to eliminate the need for a federal plan in

Pennsylvania. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit Greylock Production’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although Greylock Production may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time Greylock Production does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.
In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities (“Methane Rule”).Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause Greylock Production to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget (“OMB”) within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, Greylock Production’s equipment and operations could require Greylock Production to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for Greylock Production’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, Greylock Production’s products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, Greylock Production’s products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. Greylock Production cannot predict with any certainty at this time how these possibilities may affect its operations.
Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on Greylock Production’s assets and operations and cause Greylock Production to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.
Water Discharges.   The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The PADEP is authorized by EPA to issue National Pollutant Discharge Elimination System (“NPDES”) permits for direct discharges to surface waters in the State of Pennsylvania. The discharge of wastewater from most onshore oil and gas activities exploration and production activities is currently prohibited east of the 98th meridian, an area that includes the State of Pennsylvania. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Additionally, the PADEP has adopted a new permitting policy concerning surface water discharges from CWT facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued by the U.S. Army Corps of Engineers (“ACE”). CWA Section 401 provides that the applicant for an individual Section 404 ACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the ACE define “waters of the United States” (“WOTUS”) can impact Greylock Production’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On April 21, 2020, the EPA and the ACE issued a revised regulation (“2020 rule”) that narrowed the definition from the 2015 rule. Litigation has been filed on the 2020 rulebut it is currently effective in all jurisdictions, including Pennsylvania. In January 2021, President Biden issued an Executive Order announcing that the new administration would review the 2020 rule, and the administration has asked that litigation on the 2020 rule be stayed while it considers how to proceed.. To the extent that Greylock Production must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other WOTUS, Greylock Production could face increase costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.
Finally, the Oil Pollution Act of 1990 (“OPA”), which amends the CWA, establishes standards for prevention, containment and cleanup of oil spills into waters of the United States. The OPA requires measures to be taken to prevent the accidental discharge of oil into waters of the United States from onshore production facilities. Measures under the OPA and/or the CWA include inspection and maintenance programs to minimize spills from oil storage and conveyance systems; the use of secondary containment systems to prevent spills from reaching nearby waterbodies; proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill; and the development and implementation of spill prevention, control and countermeasure (“SPCC”) plans to prevent and respond to oil spills. The OPA also subjects owners and operators of facilities in certain instances to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill. Greylock Production has developed and implemented SPCC plans for the Underlying Properties as required under the CWA.
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On August 27, 2019, the U. S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The designation of previously unidentified endangered or threatened species could cause Greylock Production to incur additional costs arising from species protection measures or could result in limitations on exploration and production activities that could have an adverse impact on the ability to develop and produce reserves from the Underlying Properties.
Employee Health and Safety.   The operations of Greylock Production are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require in certain circumstances that information be maintained concerning hazardous materials used or produced in Greylock Production’s operations and that this information be provided to employees, state and local government authorities and citizens.
State Regulation.   Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. PADEP continues to implement new regulations applicable to the development and operation of both conventional and unconventional gas wells. The Pennsylvania Public Utility Commission is charged with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require Greylock Production to incur increased operating costs. Realized prices are not currently subject to state regulation or other similar direct economic regulation, but they could become subject to such regulation in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from Greylock Production’s and to limit the number of wells or locations Greylock Production can drill.
Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation (“NOV”) from PADEP relating to Legacy ECA’s operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement (“COA”) with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2020 and 2019, with respect to the Underlying Properties.
Description of the Trust Units
Each Trust unit is a unit of beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust has 17,605,000 Trust units outstanding.
Distributions and Income Computations
Cash distributions to Trust unitholders are made from available funds of the Trust for each calendar quarter. Production payments due to the Trust with respect to any calendar quarter are accrued based on estimated production volumes attributable to the Trust properties during such quarter (as measured at Greylock Production metering systems) and market prices for such volumes. Greylock Production makes a payment to the Trust equal to such accrued amounts within 30 days of the end of each such calendar quarter. After receipt of such payment, the Trustee determines for such calendar quarter the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust over the Trust’s expenses for that quarter, reduced by any net increases to reserves. Any difference between the payment made by Greylock Production to the Trust with respect to a calendar quarter and the actual cash production payments relative to the Trust properties received by Greylock Production will be netted to or against future payments by Greylock Production to the Trust.
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
Each Trust unitholder and such unitholder’s representatives may examine, for any proper purpose, during reasonable business hours, the records of the Trust.
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
Description of the Trust Agreement
The Trust was created under Delaware law to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to an agreement between Legacy ECA, the Trustee and the Delaware Trustee. Greylock Production has assumed Legacy ECA’s obligations under the Trust Agreement as described under “— Introduction” above. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither Greylock Production nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.
The Trust Agreement provides that the Trust’s business activities are limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests. The Trust is not able to issue any additional Trust units.
Duties and Powers of the Trustee
The duties of the Trustee are specified in the Trust Agreement and by the laws of the State of Delaware, except as modified by the Trust Agreement. The Trustee’s principal duties consist of:
•
collecting cash attributable to the Royalty Interests;

•
paying expenses, charges and obligations of the Trust from the Trust’s assets;

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

If a Trust liability is contingent or uncertain in amount or not yet currently due and payable, the Trustee may create a cash reserve to pay for the liability. If the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust’s liability, the Trust may borrow funds required to pay the liabilities. The Trust may borrow the funds from any person, including the Trustee or its affiliates. If the entity serving as Trustee or Delaware Trustee were to loan funds to the Trust, the terms of such indebtedness would be similar to the terms that such entity would grant to a similarly situated commercial customer with whom it did not have a fiduciary relationship, and such entity would be entitled to enforce its rights with respect to any such indebtedness as if it were not then serving as Trustee or Delaware Trustee. If the Trustee borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid.
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

The Trustee does not make business decisions affecting the assets of the Trust, and the Trustee’s functions under the Trust Agreement are ministerial in nature. In discharging its duty to Trust unitholders, the Trustee may act in its discretion and will be liable to the Trust unitholders only for fraud, gross negligence or acts or omissions constituting bad faith. The Trustee will not be liable for any act or omission of its agents or employees unless the Trustee acted with fraud, in bad faith or with gross negligence in their selection and retention. The Trustee will be indemnified individually or as the Trustee for any liability or cost that it incurs in the administration of the Trust, except in cases of fraud, gross negligence or bad faith. The Trustee has a lien on the assets of the Trust as security for this indemnification and its compensation as Trustee.
Assets of the Trust
The assets of the Trust consist of the Royalty Interests, the Administrative Services Agreement, and any cash and temporary investments being held for the payment of expenses and liabilities and for distribution to the Trust unitholders.
Liabilities of the Trust
Because the Trust does not conduct an active business and the Trustee has little power to incur obligations, it is expected that the Trust will incur liabilities only for routine administrative expenses, such as the Trustee’s fees and accounting, engineering, legal, tax advisory and other professional fees.
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

•
the Trust is judicially dissolved.

The Trustee would then sell all of the Trust’s assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders.
Greylock Production’s Right of First Refusal
Greylock Production has a right of first refusal to purchase the Perpetual Royalty Interests upon termination of the Trust. This right of first refusal provides that the Trustee will use commercially reasonable efforts to retain a third-party advisor to market the Perpetual Royalty Interests within 30 business days of the termination of the Trust. If the Trustee receives a bid from a proposed purchaser other than Greylock Production, prior to selling all or part of the Perpetual Royalty Interests, it will be required to give notice (the “Offer Notice”) to Greylock Production, identifying the proposed purchaser and setting forth the proposed sale price, payment terms and other material terms of the proposed sale. Greylock Production would then have 30 days from receipt of the Offer Notice to elect, by notice to the Trustee, to purchase the subject properties offered for sale on the terms and conditions set forth in the Offer Notice. If Greylock Production makes such election, the proposed purchaser would be entitled to receive reimbursement of its reasonable and documented expenses incurred in connection with its review and analysis of the subject properties and bid preparation. Greylock Production and the Trust would share equally the cost of reimbursement to the proposed purchaser.
If Greylock Production does not give notice within the 30-day period following the Offer Notice, the Trust may sell such properties to the identified purchaser on terms and conditions that are substantially the same as those previously set forth in such Offer Notice.
If, after a reasonable marketing period, no bid is received on any or all of the Perpetual Royalty Interests from any party other than Greylock Production, then, as a condition to the sale, Greylock Production shall obtain, at the Trust’s expense, and deliver to the Trustee, a fairness opinion from a nationally-recognized valuation firm with expertise in fairness opinions stating that the proposed sale price to be paid by Greylock Production to the Trust for the properties is fair to the Trust.
Federal Income Tax Considerations
The Trust’s federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to Legacy ECA and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust’s gross income will be qualifying income within the meaning of IRC Section 7704. The Trust’s federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Prospectus (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors — Tax Risks Related to the Trust’s Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
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

Item 1A. Risk Factors
Summary of Risk Factors
The risk factors summarized and detailed below could materially harm production from the Underlying Properties, operating results and/or the Trust’s financial condition, adversely affect proceeds to the Trust and cash distributions to Trust unitholders, and/or cause the price of the Trust units to decline. These are not all of the risks the Trust faces, and other factors not presently known to the Trust or that the Trust currently believes are immaterial may also affect the Trust if they occur. These risks and uncertainties include, but are not limited to, the following:
•
Natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and Greylock Production, and lower prices would reduce proceeds to the Trust and cash distributions to unitholders;

•
The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders;

•
Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units;

•
The generation of proceeds for distribution by the Trust depends in part on gathering, transportation and processing facilities owned by Greylock Midstream and others. Any limitation in the availability of those facilities could interfere with sales of natural gas production from the Underlying Properties;

•
The generation of proceeds for distribution by the Trust depends in part on the ability of Greylock Production and/or its customers to obtain service on transportation facilities owned by third party pipelines. Any limitation in the availability of those facilities and/or any increase in the cost of service on those facilities could interfere with sales of natural gas production from the Underlying Properties;

•
Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders;

•
Natural gas wells are subject to operational hazards that can cause substantial losses. Greylock Production maintains insurance but may not be adequately insured for all such hazards;

•
Declines in the financial position of Greylock Production could impede the operation of wells;

•
The natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and gas properties or Royalty Interests to replace the depleting assets and production;

•
The amount of cash available for distribution by the Trust will be reduced by the amount of post-production costs, applicable taxes associated with the Trust’s interest, and Trust expenses;

•
The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce net profits payable to the Trust and distributions to Trust unitholders;

•
The ability of Greylock Production to satisfy its obligations to the Trust depends on the financial position of Greylock Production, and in the event of a default by Greylock Production in its obligations to the Trust, or in the event of Greylock Production’s bankruptcy, it would be expensive and time-consuming for the Trust to exercise its remedies;

•
The Trust is passive in nature and has no stockholder voting rights in Greylock Production, managerial, contractual or other ability to influence Greylock Production, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties;

•
Greylock Production may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, and any such purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production;

•
The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests;

•
Conflicts of interest could arise between Greylock Production and the Trust unitholders;

•
The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders;

•
The Trust units have been delisted from the New York Stock Exchange and are traded on the OTC market. It will likely be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units;

•
Greylock Production is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose Greylock Production to significant liabilities;

•
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that Greylock Production produces while the physical effects of climate change could disrupt Greylock Production’s production and cause Greylock Production to incur significant costs in preparing for or responding to those effects;

•
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of Greylock Energy’s business operations;

•
The Trust’s tax treatment depends on its status as a partnership for United States federal income tax purposes. At the inception of the Trust, the Trust received an opinion from tax counsel that the Trust will be treated as a partnership for United States federal income tax purposes. If the Internal Revenue Service were to treat the Trust as a corporation for United States federal income tax purposes, then its cash available for distribution would be substantially reduced;

•
The tax treatment of publicly traded partnerships or an investment in the Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis;

•
If the IRS contests the United States federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted and the cost of any IRS contest will reduce the Trust’s cash available for distribution;

•
Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if a unitholder does not receive any cash distributions from the Trust; and

•
Tax gain or loss on the disposition of the Trust units could be more or less than expected.

Operating Risks
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

•
the occurrence or threat of epidemic or pandemic diseases, including the COVID-19 pandemic, or any government response to such occurrence or threat;

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
The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing through the beginning of 2021. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases.
Natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak and as changes in natural gas inventories, industry demand and national and economic performance are reported, and the Trust cannot predict when prices will improve and stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Greylock Energy’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
The extent to which the COVID-19 pandemic negatively impacts Greylock Energy’s business will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. If commodity prices for natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods in which cash proceeds to the Trust are insufficient to cover Trust expenses, there may be no distribution to unitholders. For example, there were no distributions to unitholders for the quarters ended March 31, 2020 or June 30, 2020, as Trust expenses exceeded net revenues to the Trust. Moreover, continued low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.
The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, Greylock Energy’s customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.
To the extent the COVID-19 pandemic adversely affects production from the Underlying Properties or Greylock Energy’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Form 10-K.
Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Trust’s Royalty Interests. The Trust’s reserve quantities and revenues are based on estimates of reserve quantities and revenues for the Underlying Properties. See “The underlying properties — Natural gas reserves” in the Prospectus for a discussion of the method of allocating Proved reserves to the Trust. It is not possible to measure underground accumulations of natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues for the Underlying Properties could vary negatively and in material amounts from estimates and those variations could be material. Petroleum engineers are required to make subjective estimates of underground accumulations of natural gas based on factors and assumptions that include:
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
Greylock Production and Columbia Gas Transmission, LLC are parties to two separate agreements relating to firm transportation downstream of the GCGC for 50,000 MMBtu and 52,550 MMBtu per day, respectively, as described under “— Marketing and Post-Production Services” in Item 1. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs. In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production’s customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Trust’s interests will decrease the proceeds received by the Trust.
Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.
The Underlying Properties are operated for natural gas production only and are focused exclusively in the Marcellus Shale formation in Greene County, Pennsylvania. In particular, the concentration of the Underlying Properties in the Marcellus Shale formation in Greene County could disproportionately expose the Trust’s interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the natural gas market or the area of the Underlying Properties could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Trust’s Royalty Interests were more diversified.
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
Additionally, if any of such risks or similar accidents occur, Greylock Production could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If Greylock Production experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. While Greylock Production maintains insurance coverage it deems appropriate for these risks with respect to the Underlying Properties, Greylock Production’s operations may result in liabilities exceeding such insurance coverage or liabilities not covered by insurance. If a well is damaged, Greylock Production would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production or related activities.
Financial Risks
Declines in the financial position of Greylock Production could impede the operation of wells.
The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Greylock Production. The ability to operate the Underlying Properties depends on future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of such operators. If the reduced demand for natural gas in the global market as a result of the economic effects of the outbreak of COVID-19 persists for the near future or longer, or if the outbreak adversely affects employees of Greylock Production or other operators and their ability to conduct operations, such factors could have a negative impact on the financial condition and economic performance of Greylock Production.
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
Prior to the drilling of the PUD Wells, Legacy ECA obtained preliminary title reviews to ensure there were no obvious defects in title to the leasehold. However, a title review is not title insurance, and if a material title problem were to arise in the future, proceeds available for distribution to unitholders, and the value of the Trust units, may be reduced.
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
The Trust Agreement provides that the Trust’s business activities are limited to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.
The amount of cash available for distribution by the Trust will be reduced by the amount of post-production costs, applicable taxes associated with the Trust’s interest, and Trust expenses.
The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by the Trust or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include those described below.
•
Substantially all of the production from the Producing Wells and the PUD Wells utilize the GCGS. The Trust paid the initial Post-Production Services Fee to Legacy ECA for use of such system, which includes the Sponsor’s costs to gather, compress, transport, process, treat, dehydrate and market the gas. This fee was fixed until Legacy ECA’s obligation to drill the PUD Wells was satisfied in 2011; since then, the Sponsor has been permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS, provided the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

•
Any third-party post-production costs incurred and associated with the Trust’s interests reduces cash received by the Trust or available for distribution by the Trust to the holders of the Trust units, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production’s agreements with a third party to obtain firm transportation downstream of the GCGS for 50,000 MMBtu per day at the third party’s filed tariff rate, which equates to $0.2508 per MMBtu at a one hundred percent load factor, and beginning in January 2019 to obtain firm transportation downstream of the GCGS for 100,000 MMBtu per day, which was reduced to 52,550 MMBtu per day in September 2020, at a fixed demand rate of $0.50 per MMBtu at a one hundred percent load factor plus applicable third party tariff charges. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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
The Trust’s source of capital is the cash flows from the Royalty Interests. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders.
Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in addition to previously withheld funds of $220,634, in 2020 and 2019 the Trustee withheld $360,000 and $395,916, respectively, from the funds otherwise available for distribution, for an aggregate amount of $976,550. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses.
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
During the first few years of the Trust’s existence, prices received for natural gas production from Trust properties exceeded the relevant benchmark prices, such as NYMEX; however, since 2014 the prices received have been lower than the benchmark prices, and this dynamic could continue in the future. The difference between the price received and the benchmark price is called a differential. The differential may vary significantly due to market conditions, the quality and location of production and other factors. Greylock Production cannot accurately predict natural gas differentials. Further decreases in the differential between the realized price of natural gas and the benchmark price for natural gas could reduce the proceeds to the Trust and, accordingly, reduce the cash distributions by the Trust and the value of the Trust units.
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
The ability of Greylock Production to satisfy its obligations to the Trust depends on the financial position of Greylock Production, and in the event of a default by Greylock Production in its obligations to the Trust, or in the event of Greylock Production’s bankruptcy, it would be expensive and time-consuming for the Trust to exercise its remedies.
Greylock Production is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin and Rocky Mountain regions in the United States. Greylock Production is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that Greylock Production is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust’s reliance on Greylock Production to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution will be highly dependent on Greylock Production’s performance. Greylock Production is not a reporting company and does not file periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information of Greylock Production.
The ability of Greylock Production to perform its obligations to the Trust will depend on Greylock Production’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas and oil, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Greylock Production.
Due to uncertainty under Pennsylvania law, the Royalty Interests conveyed by Legacy ECA to the Trust might not be treated as real property interests, or as interests in hydrocarbons in place or to be produced. As a result, the Royalty Interests might be treated as unsecured claims of the Trust against Greylock Production, as the assignee of Legacy ECA, in the event of Greylock Production’s bankruptcy. The Royalty Interest Lien is intended to provide security to the Trust should the Royalty Interests be subject to such a challenge. If the PDP Royalty Interest or the PUD Royalty Interest were determined not to be a real property interest owned by the Trust, the Trust’s remedy would be to foreclose on the Trust’s Royalty Interest Lien to cause the Trust to receive a volume of natural gas production from the Trust properties calculated in accordance with the provisions of the conveyances of the Royalty Interests to the Trust. Foreclosure on the Royalty Interest Lien is exercisable only following a bankruptcy filing of Greylock Production or its successor and based on an uncured payment default occurring under the conveyances of the Royalty Interests to the Trust existing at the time of, or occurring after, such bankruptcy filing. The process of foreclosing to enforce the Royalty Interest Lien would be expensive and time-consuming, and the resulting delays and expenses could reduce Trust distributions substantially or eliminate them for an unpredictable period of time.
The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of the Sponsor’s retained interest. The Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against the Sponsor’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during a bankruptcy of Greylock Production, payments of the royalties may be delayed or deferred; in addition, the obligation to pay royalties may be disaffirmed or cancelled. In either situation, the Trust may need to look to the Royalty Interest Lien to replace its rights under the Royalty Interests. During the pendency of any bankruptcy proceedings involving Greylock Production, the Trust’s ability to foreclose on the Royalty Interest Lien, and the ability to collect cash payments from customers being held in Greylock Production’s accounts that are attributable to production from the Trust properties, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Royalty Interest Lien is possible, and a bankruptcy court might not permit such foreclosure. The bankruptcy also might delay the execution of a new agreement with another driller or operator. If the Trust were to enter into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell natural gas at the same prices as Greylock Production was able to achieve.

Risks Related to the Structure of the Trust
The Trust is passive in nature and has no stockholder voting rights in Greylock Production, managerial, contractual or other ability to influence Greylock Production, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties.
Neither the Trust nor the Trust unitholders has any voting rights with respect to Greylock Production and therefore none of them has any managerial, contractual or other ability to influence Greylock Production’s activities or operations of the natural gas properties. This is how, pursuant to the Administrative Services Agreement and the Development Agreement, Legacy ECA was able to transfer operations of all of the Trust properties to Greylock Production, who also retains the right to transfer operations of any or all of the Trust properties. Any third-party operators may not have the operational expertise of Greylock Production within the AMI. Natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or any future development of, the Underlying Properties. The Trust units are a passive investment that entitles the Trust only to receive cash distributions attributable to the Royalty Interests.
Greylock Production may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests, and any such purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.
Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests, and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Greylock Production’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and Greylock Production would have no continuing obligation to the Trust for those properties. Additionally, Greylock Production may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.
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
As a working interest owner in the Underlying Properties, Greylock Production could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:
•
Greylock Production’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying

Properties. Additionally, Greylock Production may abandon a well which is uneconomic to it while such well is still generating revenue for the Trust unitholders. Greylock Production may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the royalty interests as burdens affecting such property.
•
Greylock Production may sell some or all of the Underlying Properties. Any such sale may not be in the best interests of the Trust unitholders. Any purchaser may lack Greylock Production’s experience in the Marcellus Shale or its creditworthiness.

•
Greylock Production may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust of up to $5.0 million during any 12-month period. These releases will be made only in connection with the sale by Greylock Production of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. See “Sale and Abandonment of Underlying Properties” in Item 2 of this report.

•
Greylock Production may in its discretion increase its Post-Production Services Fee for post-production costs on the GCGS to the extent necessary to recover certain capital expenditures on the GCGS.

•
Greylock Production is permitted under the conveyance agreements creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and Greylock Production will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Trust properties. Provisions in the conveyance agreements, however, require that charges under future contracts with affiliates of Greylock Production relating to processing or transportation of natural gas must be comparable to charges prevailing in the area for similar services.

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
Risks Related to Ownership of the Trust Units
The Trust units have been delisted from the New York Stock Exchange and are traded on the OTC market. It will likely be more difficult for unitholders to sell the Trust units or to obtain accurate quotations of the Trust units.
The Trust units ceased trading on the NYSE on July 30, 2020 and transitioned to OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”), effective with the opening of trading on July 31, 2020 under the trading symbol “ECTM”. A trading market for the Trust units might not continue to exist on the OTC Pink. Moreover, current trading levels might not be sustained or could diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE.

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
As of December 31, 2020, Greylock Production held no common units, while select Private Investors held common units. In connection with the Trust’s formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of common units by such holders. If the Private Investors were to sell or offer to sell a substantial number of common units, the market price of the units could be adversely affected.
Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Greylock Production’s liability to the Trust is limited.
The Trust Agreement permits the Trustee and the Trust to sue Greylock Production or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the PDP and PUD Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue Greylock Production or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue Greylock Production or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, Greylock Production is not liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith.
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
Legal, Environmental and Regulatory Risks
Greylock Production is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose Greylock Production to significant liabilities.
Greylock Production’s natural gas exploration, production and transportation operations are subject to complex and stringent laws and regulations. In order to conduct its operations in compliance with these laws and regulations, Greylock Production must obtain and maintain numerous permits, drilling bonds, approvals and certificates from various federal, state and local governmental authorities and engage in extensive reporting. Greylock Production may incur substantial costs in order to maintain compliance with these existing laws and regulations. Further, in light of the explosion and fire on the drilling rig Deepwater Horizon in the Gulf of Mexico, as well as recent incidents involving the release of natural gas and fluids as a result of drilling activities in the Marcellus Shale, there has been a variety of regulatory initiatives at the federal and state level to restrict oil and gas drilling operations in certain locations. Any increased regulation or suspension of oil and gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on Greylock Production’s business, financial condition and results of operations. Greylock Production must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent Greylock Production is a shipper on interstate pipelines, it must comply with the tariffs of such pipelines and with federal policies related to the use of interstate capacity.

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
New laws or regulations, or changes to existing laws or regulations, may unfavorably impact Greylock Production, could result in increased operating costs and have a material adverse effect on Greylock Production’s financial condition and results of operations. For example, Congress has previously considered legislation that, if adopted in its proposed form, would subject companies involved in natural gas and oil exploration and production activities to, among other items the elimination of most U.S. federal tax incentives and deductions available to natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. Additionally, the EPA and the Pennsylvania Department of Environmental Protection are both considering and may adopt new regulations regarding air emissions, water discharges, or waste management that could increase the cost of drilling and operating natural gas wells.
Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of Greylock Production and third party downstream natural gas transporters. These and other potential regulations could increase Greylock Production’s operating costs, reduce Greylock Production’s liquidity, delay Greylock Production’s operations, increase direct and third party post production costs associated with the Trust’s interests or otherwise alter the way Greylock Production conducts its business, which could have a material adverse effect on Greylock Production’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines.
The operations of Greylock Production are subject to environmental laws and regulations that may result in significant costs and liabilities.
The natural gas exploration and production operations of Greylock Production in the Marcellus Shale are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to Greylock Production’s operations including the acquisition of a permit before conducting drilling; water withdrawal or waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and response actions to mitigate pollution conditions arising from Greylock Production’s operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations and the issuance of orders enjoining some or all of Greylock Production’s operations in affected areas.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of Greylock Production’s operations due to its handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to its operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, Greylock Production could be subject to joint and several strict liabilities for the removal or remediation of previously released materials or property contamination regardless of whether Greylock Production was responsible for the release or contamination or if the operations were not in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which Greylock Production’s wells are drilled and facilities where Greylock Production’s petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage or to recover some or all of the costs of the removal or remediation of released materials. In addition, the risk of accidental spills or releases could expose Greylock Production to significant liabilities that could have a material adverse effect on its financial condition or results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require Greylock Production to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its results of operations, competitive position or financial condition. Greylock Production may not be able to recover some or any of these costs from insurance.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that Greylock Production produces while the physical effects of climate change could disrupt Greylock Production’s production and cause Greylock Production to incur significant costs in preparing for or responding to those effects.
In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect Greylock Production’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA adopted the Methane Rule. Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. However, on January 20, 2021, President Biden issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those 2020 amendments to the Methane Rule by September 2021. That same order directs the EPA to propose new rules to establish standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, by September 2021. The ultimate fate of the Methane Rule and any related requirements for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.
At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to control or reduce emissions of GHGs. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of

GHGs from, Greylock Production’s equipment and operations could require Greylock Production to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas that it produces.
At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause Greylock Production to incur material costs.
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the Office of Management and Budget within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the Methane Rule, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane from existing oil and gas operations by September 2021. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022.
Although it is not currently possible to predict how these executive orders or any proposed or future state or federal greenhouse gas legislation or regulation will impact Greylock Production’s business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for Greylock Production’s production.
Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on Greylock Production’s assets and operations. Climate changes that have significant physical effects could also increase or decrease energy needs, depending on the duration and magnitude of those effects.
Cybersecurity Risks
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of Greylock Energy’s business operations.
Greylock Energy increasingly relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Greylock Energy relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of Greylock Energy’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Greylock Energy has experienced, and expects to continue to experience, attempts from hackers and other third parties to gain unauthorized access to its IT systems and networks. Although prior cyber-attacks have not had a material adverse effect on Greylock Energy’s operations or financial performance, Greylock Energy might not be successful in preventing cyber-attacks or mitigating their effect. Any cyber-attack could have a material adverse effect on Greylock Energy’s reputation, competitive position, business, financial condition and results of operations, and could have a material adverse effect on the Trust. Cyber-attacks or security breaches also could result in litigation or regulatory action, as well as significant additional expense to Greylock Production to implement further data protection measures.
In addition to the risks presented to Greylock Energy’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside Greylock Energy’s ability to control, but could have a material adverse effect on Greylock Energy’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.
Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee’s operations.
The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee’s computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.
If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee’s computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. Although steps are taken to prevent and detect such attacks, it is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.
Tax Risks Related to the Trust Units
The Trust’s tax treatment depends on its status as a partnership for United States federal income tax purposes. At the inception of the Trust, the Trust received an opinion from tax counsel that the Trust will be treated as a partnership for United States federal income tax purposes. If the Internal Revenue Service were to treat the Trust as a corporation for United States federal income tax purposes, then its cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for United States federal income tax purposes. At the inception of the Trust, Legacy ECA and the Trust received an opinion from tax counsel that the Trust would be treated as a partnership for United States federal income tax purposes. In order for the Trust to be treated as a partnership for United States federal income tax purposes, current law requires that 90% or more of the Trust’s gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code. The Trust may not meet this requirement or current law may change so as to cause, in either event, the Trust to be treated as a corporation for United States federal income tax purposes or otherwise subject the Trust to taxation as an entity. Although the Trust does not believe based upon its current activities that it is so treated, a change in current law could cause it to be treated as a corporation for United States federal income tax purposes or otherwise subject it to taxation as an entity. The Trust has not requested, and does not plan to request, a ruling from the Internal Revenue Service, which we referred to as the IRS, on this or any other tax matter affecting it.
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
If the Trust were subjected to a material amount of additional entity-level taxation by Pennsylvania or any other states, the Trust’s cash available for distribution to unitholders would be reduced.
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
Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in 2018 and 2019 the Governor of Pennsylvania proposed a tiered severance tax on the value of natural gas at the wellhead and the Governor has made recent statements again promoting the enactment of a severance tax. While the details of the proposal currently remain unclear, the Governor has indicated the percentage may vary between 3 percent and 5 percent depending on sales pricing. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders. Pennsylvania already imposes an “Impact fee” based on production, the effect of which is similar to that of a severance tax.
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
The current United States federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units, may be modified by administrative, legislative or judicial interpretation at any time. In the past, Congress has considered substantive changes to the existing United States federal income tax laws that affect certain publicly traded partnerships. Any modification to the United States federal income tax laws or interpretations thereof could cause the Trust to be taxed as a corporation or make it difficult or impossible to meet the requirements for the Trust to be treated as a partnership for United States federal income tax purposes, affect or cause the Trust to change its business activities, affect the tax considerations of an investment in the Trust, change the character or treatment of portions of the Trust income and adversely affect an investment in the Trust’s units. Moreover, any modification to the United States federal income tax laws and interpretations thereof may or may not be applied retroactively. Any potential change in law or interpretation thereof could negatively impact the value of an investment in the Trust units.
Under current law for the taxable year ending December 31, 2021, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time.
In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals. For these purposes, net investment income generally includes a Trust unitholder’s allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. The tax will be imposed on the lesser of (i) the Trust unitholder’s net income from all investments, or (ii) the amount by which the Trust unitholder’s modified adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).
The TCJA, which is applicable to the Trust for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. Unless the Trust is eligible to (and chooses to) elect to issue revised Schedules K-1 to the Trust’s partners with respect to an audited and adjusted return, the IRS may assess and collect income taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed under the new rules. If the Trust is required to pay income taxes, penalties and interest as the result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited taxable year.
The Trust prorates items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the first day of each month, instead of on the basis of the date a particular unit is transferred.
The Trust prorates items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel was unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among the Trust unitholders. If the IRS contests the federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted, the cost of any IRS contest will reduce the Trust’s cash available for distribution to unitholders and items of income, gain, loss and deduction may be reallocated among Trust unitholders.

If the IRS contests the United States federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted and the cost of any IRS contest will reduce the Trust’s cash available for distribution.
The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for United States federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust’s counsel expressed in the Prospectus or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust’s counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust’s counsel or positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust’s costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust’s cash available for distribution.
Each unitholder is required to pay taxes on the unitholder’s share of the Trust’s income even if a unitholder does not receive any cash distributions from the Trust.
Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each unitholder may be required to pay any United States federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder receives no cash distributions from the Trust. A unitholder may not receive cash distributions from the Trust equal to the unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that result from that income.
Tax gain or loss on the disposition of the Trust units could be more or less than expected.
If a unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a unitholder’s allocable share of the Trust’s net taxable income decrease the unitholder’s adjusted tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.
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
Non-U.S. Persons.   Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.
The Trust treats each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.
Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely alter the tax effects of an investment in Trust units. It also could affect the timing of tax benefits or the amount of gain from a unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a unitholder’s tax returns.
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
The United States federal income tax consequences of the ownership and disposition of Trust units will depend in part on the Trust’s estimates of the relative fair market values, and the initial tax basis of the Trust’s assets. Although the Trust may from time to time consult with professional appraisers regarding valuation matters, the Trust will make many of the relative fair market value estimates itself. These estimates and determinations of basis are subject to challenge and will not be binding on the IRS or the courts. If the estimates of fair market value or basis are later found to be incorrect, the character and amount of items of income, gain, loss or deductions previously reported by Trust unitholders might change, and Trust unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments. It also could affect the amount of gain from unitholders’ sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to unitholders’ tax returns without the benefit of additional deductions.
Certain United States federal income tax preferences currently available with respect to natural gas production may be eliminated as a result of future legislation.
In recent years, the U.S. government’s budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties,

(ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and natural gas within the U.S. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect the Trust’s financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The Underlying Properties
The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2020, the total natural gas reserves attributable to the Trust interests were 25.0 Bcf. Greylock Production continues to be the operator of all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.
Natural Gas Reserves
Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2020. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.
Proved reserves of the Royalty Interests.   The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2020, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC’s rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2020 through December 31, 2020, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $1.62 per Mcf. The net revenues attributable to the Trust’s reserves are net of the Trust’s obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust’s interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated January 11, 2021 is included as Appendix A to this report.
Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	24,984	$15,707	$8,731

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

Internal Controls.   Ryder Scott, the independent petroleum engineering consultant, estimated, in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC, all of the proved reserve information in this report. These reserves estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry’s ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. These same industry-wide applied techniques are used in determining the estimated reserve quantities attributable to the Royalty Interests. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineers’ Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. Greylock Production’s internal control over its reserve reporting process is designed to result in accurate and reliable estimates in compliance with applicable regulations and guidance. Internal reserve preparation is performed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager. These individuals consult regularly with Ryder Scott during the reserve estimation process to review properties, assumptions, and any new data available. Additionally, Greylock Production’s senior management reviewed and approved all Ryder Scott reserve reports contained herein.
Greylock Production’s reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over nine years of oil and gas industry experience with five year directly related in Reservoir Engineering. During that time, he has focused on reserves estimates and economics.
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
Greylock Production generally may sell all or a portion of its interests in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust unitholders. In addition, Greylock Production may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust not to exceed $5.0 million during any twelve-month period. These releases will be made only in connection with a sale by Greylock Production of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. Greylock Production operates all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to continue as the operator. Any net sales proceeds paid to the Trust are distributable to Trust unitholders for the quarter in which they are received. During 2020 the Trust entered into a partial release agreement of 48.62 acres in the Phillipi unit in which the Trust received $799, which approximated the PV10 value of the reduction in the Trust’s Net Revenue Interest in the Phillipi unit after the deletion of these acres.
Title to Properties
The Underlying Properties are subject to certain burdens that are described in more detail below. To the extent that these burdens and obligations affect Greylock Production’s rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and the value of the reserves attributable to the Royalty Interests.

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
Greylock Production’s interests in the natural gas properties composing the Underlying Properties are typically subject, in one degree or another, to one or more of the following:
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
Greylock Production believes that its title to the Underlying Properties, and the Trust’s title to the Royalty Interests, is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions as are not so material as to detract substantially from the use or value of such properties or Royalty Interests. Prior to drilling each PUD Well, Legacy ECA obtained a preliminary title review to ensure there were no obvious defects in title to the well. Legacy ECA conducted a more thorough title examination of the drill site tract prior to drilling any of the PUD Wells.
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
The PUD Royalty Interest initially burdened 50% of all of the interests of Legacy ECA in the Marcellus Shale formation in the AMI. Greylock Production’s current interests in the natural gas properties to which the PUD Wells relate consist of an average working interest of 100%. The conveyance related to the PUD

Royalty Interest, however, provided that the proceeds from the PUD Wells would be calculated on the basis that the PUD Wells were only burdened by interests that in total would not exceed 12.5%. If Greylock Production’s interest in any of the wells subject to the PUD Royalty Interest was subject to burdens in excess of 12.5%, such burdens will be fully allocated against the Sponsor’s retained interest in such well, the net effect of which is that the Trust will receive payments with respect to the PUD Royalty Interest as if the burdens affecting the PUD Wells were in total 12.5% (proportionately reduced).
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
PDP Royalty Interest.   The conveyances creating the PDP Royalty Interest entitle the Trust to receive an amount of cash for each calendar quarter equal to 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the Producing Wells regardless of whether such amounts have actually been received by Greylock Production from the purchases of the natural gas produced. Proceeds from the sale of natural gas production attributable to the Producing Wells in any calendar quarter means the amount calculated based on estimated production volumes attributable to the Producing Wells after deducting the Trust’s proportionate share of:
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
PUD Royalty Interest.   The conveyance creating the PUD Royalty Interest entitles the Trust to receive an amount of cash for each calendar quarter equal to 50% of the proceeds (after deducting post-production costs and any applicable taxes) from the sale of estimated natural gas production attributable to the PUD Wells regardless of whether such amounts have actually been received by Greylock Production from the purchase of the natural gas produced. Proceeds from the sale of natural gas production, if any, attributable to the PUD Wells in any calendar quarter means the amount calculated based on estimated production volumes attributable to the PUD Wells after deducting the Trust’s proportionate share of:
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

Proceeds, if any, payable to the Trust from the sale of natural gas attributable to the PUD Wells in any calendar quarter:
•
are determined on the basis that Greylock Production’s working interest with respect to the PUD Wells is not subject to burdens (landowner’s royalties and other similar interests) in excess of 12.5% of the proceeds from natural gas production attributable to Greylock Production’s interest; and

•
are subject to any deductions for any expenses attributable to exploration, drilling, development, operating, maintenance or any other costs incident to the production of natural gas attributable to the underlying PUD properties, including any costs to plug and abandon a well included in the underlying PUD properties.

Royalty Interest Lien
Under the laws of Pennsylvania, it is not clear that the Royalty Interests conveyed by Legacy ECA to the Trust would be treated as real property interests. Therefore, at the time of the conveyance Legacy ECA granted to the Trust a lien (the “Royalty Interest Lien”) to provide protection to the Trust, exercisable in the event of a bankruptcy of Legacy ECA (including its successor, Greylock Production), against the risk that the Royalty Interests were not considered real property interests. More specifically, the Royalty Interest Lien is a lien in the Subject Interest and the Subject Gas, to the extent and only to the extent that such Subject Interest and Subject Gas pertains to Gas in, under and that may be produced, saved or sold from the Marcellus Shale formation from the wellbore of the Producing Wells and the PUD Wells, sufficient to cause the Trust to receive a volume of Trust Gas calculated in accordance with the provisions of the conveyances of the Royalty Interests.
The Royalty Interest Lien does not include the Sponsor’s retained interest in the PUD and Producing Wells and the AMI or other interest of Greylock Production in the AMI, and Greylock Production has the right to lien, mortgage, sell or otherwise encumber the Sponsor’s retained interest subject to the Royalty Interest Lien.
Legacy ECA recorded the conveyances of the Royalty Interests and a Mortgage/Fixture Filing in the real estate records of Greene County, Pennsylvania and filed a corresponding UCC-1 Financing Statement in the Office of the Secretary of State of West Virginia and the Commonwealth of Pennsylvania.
The conveyances also provide that if Greylock Production’s interest with respect to the PDP properties is greater than what was warranted to the Trust in the conveyances, Greylock Production will have the right to offset against amounts owed to the Trust, the difference between what the Trust actually receives from PDP Royalty Interest and what the Trust should have received from the PDP Royalty Interest had Greylock Production’s interest been the amount warranted.
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
The conveyances generally permit Greylock Production to sell, without the consent or approval of the Trust unitholders, all or any part of its interest in the Underlying Properties, if the Underlying Properties are sold, subject to and burdened by the Royalty Interests. The Trust unitholders are not entitled to any proceeds of any sale of Greylock Production’s interest in the Underlying Properties that remains subject to and burdened by the Royalty Interests. Following any such sale, the proceeds attributable to the transferred property will be calculated pursuant to the conveyances as described in this report, and paid by the purchaser or transferee to the Trust.
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
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol “ECT” and were suspended from trading on the NYSE as of the close of trading on July 30, 2020. The Trust units transitioned to the OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”), effective with the opening of trading on July 31, 2020 under the symbol “ECTM” .
The following table shows the high and low sales/bid prices, as applicable, per Trust unit as reported on the NYSE and the OTC Pink, as applicable, for the periods indicated. Quotations on the OTC Pink reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.
	High	Low
Calendar Quarter 2020
First Quarter	$0.78	$0.27
Second Quarter	$0.66	$0.32
Third Quarter	$0.49	$0.23
Fourth Quarter	$0.38	$0.14
Calendar Quarter 2019
First Quarter	$2.04	$1.46
Second Quarter	$1.93	$1.72
Third Quarter	$1.76	$1.12
Fourth Quarter	$1.19	$0.53
At March 18, 2021, the 17,605,000 units outstanding were held by 26 unitholders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2020.
Item 6. Selected Financial Data.
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Trust is not required to provide the information required by this Item.

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
This document contains forward-looking statements, which describe current expectations or forecasts of future events. Please refer to “Forward-Looking Statements” which follows the Table of Contents of this report for an explanation of these types of statements and their limitations. All information regarding operations has been provided by Greylock Energy.
Overview
The Trust is a statutory trust created under the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. serves as Trustee. The Trust does not conduct any operations or activities. The Trust’s purpose is, in general, to hold the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests after payment of Trust expenses, and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trustee has no authority or responsibility for, and no involvement with, any aspect of the oil and gas operations on the properties to which the Royalty Interests relate. The Trust derives all or substantially all of its income and cash flows from the Royalty Interests. The Trust is treated as a partnership for federal and state income tax purposes.
The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of natural gas. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2019 and in 2020, which was attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19.
In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries (“Greylock Energy”), including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to royalty interests held by the Trust (the “Acquisition”).
In connection with the Acquisition, Greylock Production assumed all of Legacy ECA’s obligations under the Trust Agreement and other instruments to which Legacy ECA and the Trustee were parties at the time of the transaction, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.
As part of the initial acquisition of substantially all of Legacy ECA’s assets, neither Greylock Energy nor Greylock Production acquired title ownership of Legacy ECA’s working interest in two wells in which the Trust also had an interest, the Penneco Morrow #1MH and Penneco Morrow #2MH wells. In March 2019, Legacy ECA sold the title ownership and working interest in these two wells to Greylock Production.
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All trust units share in all cash distributions on a pro rata basis. As of December 31, 2020 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.
The Royalty Interests were conveyed from Legacy ECA’s working interest in the Producing Wells and the PUD Wells limited to the Underlying Properties. The PDP Royalty Interest entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s interest in the Producing Wells for a period of 20 years commencing on April 1, 2010 and 45% thereafter. The PUD Royalty Interest entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s interest in the PUD Wells for a period of 20 years commencing on April 1, 2010 and 25% thereafter. Approximately 50% of the originally estimated natural gas production attributable to the Royalty Interests was hedged through March 31, 2014.
Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of December 31, 2020, the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production costs on the related GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.
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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2019 and further declines in 2020 attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19 and its development into a global pandemic. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts Greylock Production will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. As a result, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period of time. There were no distributions to unitholders for the quarters ended March 31, 2020 or June 30, 2020, as Trust expenses exceeded net revenues to the Trust; however, the Trust made a quarterly cash distribution of $0.009 per Trust unit on February 26, 2021. Nevertheless, low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders.
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
Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.
Results of Trust Operations
For the twelve months ended December 31, 2020 compared to twelve months ended December 31, 2019
Distributable income for the year ended December 31, 2020 decreased to $0.1 million from $2.5 million for the year ended December 31, 2019. Compared to the year ended December 31, 2019, royalty income decreased $2.4 million and general and administrative expenses decreased $0.1 million.
Royalty income decreased from $4.1 million for the year ended December 31, 2019 to $1.7 million for the year ended December 31, 2020, a decrease of $2.4 million. This was due to a decrease in the average realized price as well as a decrease in production.
The average price realized for the year ended December 31, 2020 decreased $0.72 per Mcf to $0.66 per Mcf as compared to $1.38 for the year ended December 31, 2019. The decrease in the average sales price for gas production was due primarily to a decrease in the weighted average monthly closing NYMEX price as well a decrease to the average Basis. The average sales price, before post-production costs, decreased from $2.35 per Mcf for the year ended December 31, 2019 to $1.64 per Mcf for the year ended December 31, 2020. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.08 per MMBtu compared to the year ended December 31, 2019 weighted average monthly closing NYMEX price of $2.64 per MMBtu, and to a lesser extent to a $0.13 per MMbtu decrease in the average Basis to $(0.49) per MMbtu in the current period compared to the prior period Basis of $(0.36) per MMbtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.98 per Mcf for the year ended December 31, 2020 as compared to $0.97 per Mcf for the year ended December 31, 2019.
Production decreased 14.4% from 3,007 MMcf for the year ended December 31, 2019 to 2,573 MMcf for the year ended December 31, 2020. The decreased production was primarily a result of natural production declines that occur during the life of a well.
General and administrative expenses paid by the Trust decreased slightly to $1.2 million for the year ended December 31, 2020, compared to $1.3 million for the year ended December 31, 2019. For the year ended December 31, 2020 and 2019, the Trustee established cash reserves of $0.4 million for each year, for use in paying future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income for the year ended December 31, 2020 and 2019.
At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas as well as a decrease in Basis. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. No impairment in the Underlying Properties had been recognized during the period ended December 31, 2020.
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
Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in addition to previously withheld funds of $220,634, in 2020 and 2019 the Trustee withheld $360,000 and $395,916, respectively, from the funds otherwise available for distribution, for an aggregate amount of $976,550. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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

Contractual Obligations
Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U) — US City Average for the immediately preceding calendar year, not to exceed +/− 3% in any one year. This fee was raised from $154,605 in 2019 to $158,752 in 2020. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.
Greylock Production and the Trustee each may terminate the provisions of the ASA relating to Greylock Production’s provision of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the ASA except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject Interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.
Significant Accounting Policies
The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC as specified by FASB ASC Topic 932 Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts.
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

Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2019, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust has therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. In determining the impairment charge, the Trust utilized a 12.0% market weighted average cost of capital for use in the calculation of the discounted fair value. The trust engaged an independent third party valuation firm to assist in the development of the weighted average cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. At December 31, 2020, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was necessary. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2020 and 2019, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2020 and 2019, and the results of its distributable income and trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Valuation of Net Royalty Interest in Gas Properties
Description of the Matter	At December 31, 2020, the Trust’s net royalty interest in gas properties was $15.6 million. As discussed in Note 3 to the financial statements, the net royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the net royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves.
Auditing management’s net royalty interest in gas properties impairment assessment involved a high degree of subjectivity as estimates underlying the future cash flows attributable to the underlying properties were based on assumptions that utilize proved gas reserves and NYMEX forward pricing curves. The Trust’s model for estimating undiscounted cash flows for these assets involves assumptions, including projected pricing and projections of net revenues and costs which are impacted by future market and economic trends, such as changes in the future commodity prices and the outlook for regional supply and demand conditions.

How We Addressed the Matter in Our Audit	To test the estimated undiscounted cash flows for the Trust’s net royalty interest in gas properties, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Trust in its analysis. We compared the significant assumptions used by management to current industry and economic trends as well as external forward strip pricing sources. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the net royalty interest in gas properties that would result from changes in the assumptions.
/s/ Ernst & Young LLP
We have served as the Trust’s auditor since 2010.
Pittsburgh, Pennsylvania
March 24, 2021

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus
As of December 31,
	2020	2019
ASSETS:
Cash	$1,103,257	$770,833
Royalty income receivable	583,890	738,201
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(336,503,336)	(335,055,782)
Net royalty interest in gas properties	15,596,664	17,044,218
Total Assets	$17,283,810	$18,553,252
LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$149,871	$335,172
Trust corpus; 17,605,000 common units authorized, issued and outstanding	17,133,939	18,218,080
Total Liabilities and Trust Corpus	$17,283,810	$18,553,252
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income
	Year Ended December 31, 2020	Year Ended December 31, 2019
Royalty income	$1,703,048	$4,145,585
Net proceeds to Trust	$1,703,048	$4,145,585
General and administrative expense	(1,195,783)	(1,266,508)
Interest income	4,541	19,992
Cash proceeds from sale of net profit interests	799	—
Income available for distribution prior to cash reserves	512,605	2,899,069
Cash reserves withheld by Trustee	(360,000)	(395,916)
Interest withheld on cash reserves	(2,733)	(2,485)
Distributable income available to unitholders	$149,872	$2,500,668
Distributable income per common unit (17,605,000 units authorized and outstanding for 2020 and 2019)	$0.009	$0.141
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus
	Year Ended December 31, 2020	Year Ended December 31, 2019
Trust Corpus, Beginning of Period	$18,218,080	$46,933,314
Cash reserves withheld, including interest	362,733	398,401
Distributable income	149,872	2,500,668
Distributions paid or payable to unitholders	(149,194)	(2,486,645)
Amortization of royalty interest in gas properties	(1,447,552)	(3,973,099)
Impairment of royalty interest in gas properties	—	(25,154,559)
Trust Corpus, End of Period	$17,133,939	$18,218,080
See notes to the audited financial statements.

ECA MARCELLUS TRUST I
NOTES TO AUDITED FINANCIAL STATEMENTS
NOTE 1. Organization of the Trust
ECA Marcellus Trust I (the “Trust”) is a Delaware statutory trust formed in March 2010 by Energy Corporation of America to own royalty interests in fourteen producing horizontal natural gas wells producing from the Marcellus Shale formation, all of which are online and are located in Greene County, Pennsylvania (the “Producing Wells”) and royalty interests in 52 horizontal natural gas development wells subsequently drilled to the Marcellus Shale formation (the “PUD Wells”) within the “Area of Mutual Interest,” or “AMI”, comprising approximately 9,300 acres held by Legacy ECA (as defined below), of which it owned substantially all of the working interests, in Greene County, Pennsylvania. The effective date of the Trust was April 1, 2010; consequently, the Trust received the proceeds of production attributable to the PDP Royalty Interest (defined herein) from that date even though the PDP Royalty Interest was not conveyed to the Trust until the closing of the initial public offering on July 7, 2010. The Trust is authorized to issue a total of 17,605,000 units, all of which are now common units. The royalty interests were conveyed from Legacy ECA’s working interest in the Producing Wells and the PUD Wells limited to the Marcellus Shale formation (the “Underlying Properties”). The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s interest in the Producing Wells. The royalty interest in the PUD Wells (the “PUD Royalty Interest” and collectively with the PDP Royalty Interest, the “Royalty Interests”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting post-production costs and any applicable taxes) from the sale of production of natural gas attributable to the Sponsor’s interest in the PUD Wells. In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas, acquired substantially all of the assets of Legacy ECA, as described in Note 4.
References to “Greylock Energy” refer to Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production and Greylock Midstream. References to “Legacy ECA” refer to Energy Corporation of America and its wholly-owned subsidiaries, and, when discussing the conveyance documents, the Private Investors as described in the prospectus dated July 1, 2010 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 relating to the initial public offering of the Trust units, as such entities existed prior to the Acquisition (as defined in Note 4). References to the “Sponsor” refer to Legacy ECA, for periods prior to the Acquisition (as defined in Note 4), and to Greylock Energy, for periods after the Acquisition.
The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Perpetual Royalty Interests. The Trust’s cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges (the “Post-Production Services Fee”) payable to the Sponsor for such post-production costs on the GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in November 2011; since then, the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS. Additionally, if electric compression is utilized in lieu of gas as fuel in the compression process, the Trust will be charged for the electric usage as provided for in the Trust conveyance documents.
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
NOTE 3. Significant Accounting Policies
The accompanying audited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-K. The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because certain cash reserves may be established for contingencies, which would not be accrued in financial statements prepared in accordance with GAAP. Amortization of expired floor price contract premiums does not reduce Distributable Income, rather it is charged directly to Trust Corpus. Amortization of the investment in overriding royalty interests calculated on a unit-of-production basis is charged directly to Trust Corpus. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”) as specified by FASB ASC Topic 932 Extractive Activities — Oil and Gas: Financial Statements of Royalty Trusts. Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The revenues are presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.
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

Royalty Interest in Gas Properties:
The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2020, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was necessary. At December 31, 2019, such undiscounted future net revenues were less than the net royalty interest in gas properties. As required, the Trust has therefore recognized an impairment charge to the extent that the net capitalized costs exceeded the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. At December 31, 2019, the Underlying Properties were impaired by approximately $25 million primarily as a result of the decrease in the futures prices of natural gas. In determining the impairment charge, the Trust utilized a 12.0% market weighted average cost of capital for use in the calculation of the discounted fair value. The trust engaged an independent third party valuation firm to assist in the development of the weighted average cost of capital. This impairment did not reduce Distributable Income, although it reduced Trust Corpus. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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
NOTE 4. Reaffirmation Agreement
On November 29, 2017, Greylock Energy acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to royalty interests held by the Trust (the “Acquisition”).
In connection with the Acquisition, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement.
NOTE 5. Income Taxes
The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2020 or 2019.
NOTE 6. Related Party Transactions
Trustee Administrative Fee:
Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The Trustee increased the annual fee to $154,605 in 2019 and to $158,752 in 2020. These costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, are deducted by the Trust in the period paid.
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
The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust’s interest from January 1, 2019 to December 31, 2020:
Natural Gas (MMcf)
Balance at January 1, 2019	34,946
Revisions of previous estimates	(1,645)
Production	(3,007)
Balance at December 31, 2019	30,294
Revisions of previous estimates	(2,737)
Production	(2,573)
Balance at December 31, 2020	24,984
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with the provisions of FASB ASC topic Extractive Activities — Oil and Gas. Future cash inflows were computed by applying hydrocarbon prices based on the average prices during the twelve-month period prior to the ending date of the period covered the applicable reserve report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. The following is the standardized measure of discounted future net cash flows as of December 31 (in thousands):
	2020	2019
Future cash inflows	$40,441	$70,836
Future production costs	(24,734)	(29,415)
Future net cash flows before discount	15,707	41,421
10% discount to present value	(6,976)	(19,474)
Standardized measure of discounted future net cash flows(1)	$8,731	$21,947

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:
The following schedule reconciles the changes from January 1, 2019 to December 31, 2020 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):
Standardized measure, January 1, 2019	$37,336
Net proceeds to the Trust	(4,146)
Revisions of previous estimates	(1,192)
Accretion of discount	3,734
Net change in price and production cost	(10,984)
Other	(2,801)
Standardized measure, December 31, 2019	$21,947
Net proceeds to the Trust	(1,703)
Revisions of previous estimates	(957)
Accretion of discount	2,195
Net change in price and production cost	(10,396)
Other	(2,355)
Standardized measure, December 31, 2020	$8,731
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations promulgated by the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Greylock Production to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Sarah Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.
Due to the contractual arrangements of the Trust Agreement and the conveyances, the Trustee relies on (i) information provided by Greylock Production, including historical operating data, plans for future operating and capital expenditures, reserve information and information relating to projected production, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. See “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, for a description of certain risks relating to these arrangements and reliance on information when reported by Greylock Production to the Trustee and recorded in the Trust’s results of operations.
Trustee’s Report on Internal Control over Financial Reporting
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.
A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified basis of accounting discussed above, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.
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
Changes in Internal Control over Financial Reporting.   During the quarter ended December 31, 2020, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.
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
Code of Ethics
The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the Trustee’s code of ethics.
Item 11. Executive Compensation.
During the years ended December 31, 2019 and 2020, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 19, 2021.
(b)
Security Ownership of Management.

Not applicable.
(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2020 and 2019 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee
Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee increased the annual fee. In 2020 the annual fee increased to $158,752. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ended December 31, 2020 and 2019 included administrative fees of approximately $158,752 and $154,605, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.
Director Independence
The Trust does not have a board of directors.
Item 14. Principal Accountant Fees and Services.
The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2020. During fiscal 2020 and 2019, Ernst & Young LLP served as the Trust’s independent registered public accounting firm.
The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2020 and 2019 by Ernst & Young LLP:
	2020	2019
Audit fees(1)	$152,000	$157,000
Audit-related fees	—	—
Tax fees	205,000	220,500
All other fees	—	—
Total fees	$357,000	$377,500

(1)
Fees for audit services included fees for the reviews of the Trust’s quarterly financial statements.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this report on the pages indicated:
(a)(2) Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3) Exhibits
The exhibits below are filed or furnished herewith or incorporated herein by reference.
Exhibit Number		Description
3.1	—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).
3.2	—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
4.1	—
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K filed on March 23, 2020 (File No. 001-34800)).

10.1	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.2	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.3	—
Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

10.4	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

Exhibit Number		Description
10.5	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.6	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.7	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.8	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.11 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.9	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America (Incorporated herein by reference to Exhibit 10.12 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of Ryder Scott Company, L.P.
31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Report of Ryder Scott Company, L.P. dated January 17, 2020 (included in Appendix A to this report).

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
March 24, 2021
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
January 11, 2021
ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002
Ladies and Gentlemen:
At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2020. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on January 11, 2021 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.
The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2020.
The estimated reserves and future net income amounts presented in this report, as of December 31, 2020 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

ECA Marcellus Trust I
January 11, 2021

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2020
Total Proved Developed Producing
Net Reserves
Gas – MMcf	24,984
Income Data ($M)
Future Gross Revenue	$40,441
Deductions	24,734
Future Net Income (FNI)	$15,707
Discounted FNI @ 10%	$8,731
All gas volumes are reported on an “as sold basis” expressed in millions of cubic feet (MMcf) at the official temperature and pressure bases of the areas in which the gas reserves are located. In this report, the revenues, deductions, and income data are expressed as thousands of U.S. dollars ($M).
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
The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. The Trust owns only a royalty interest, and the operating costs utilized in our evaluation serve only the purpose of calculating economic limits. However, certain electricity, gas compression, gathering and firm transportation costs paid by the Trust are included and shown as “Other” deductions in the cash flows. The future net income is before the deduction state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income.
Gas reserves account for 100 percent of total future gross revenue from proved reserves.
The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.
Discounted Future Net Income ($M) As of December 31, 2020
Discount Rate Percent	Total Proved
9	$9,130
12	$8,034
15	$7,186
18	$6,510
RYDER SCOTT COMPANY    PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 11, 2021

The results shown above are presented for your information and should not be construed as our estimate of fair market value.
Reserves Included in This Report
The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission’s Regulations Part 210.4-10(a). An abridged version of the SEC reserves definitions from 210.4-10(a) entitled “PETROLEUM RESERVES DEFINITIONS” is included as an attachment to this report.
The various reserves status categories are defined in the attachment entitled “PETROLEUM RESERVES STATUS DEFINITIONS AND GUIDELINES” in this report.
No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. The proved gas volumes presented herein do not include volumes of gas consumed in operations as reserves.
Reserves are “estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.” All reserves estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-categorized as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust’s request, this report addresses only the proved reserves attributable to the properties evaluated herein.
Proved oil and gas reserves are “those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward.” The proved reserves included herein were estimated using deterministic methods. The SEC has defined reasonable certainty for proved reserves, when based on deterministic methods, as a “high degree of confidence that the quantities will be recovered.”
Proved reserves estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that “as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.” Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts.
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
RYDER SCOTT COMPANY    PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 11, 2021

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
Estimates of Reserves
The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by the Securities and Exchange Commission’s Regulations Part 210.4-10(a). The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used individually or in combination by the reserves evaluator in the process of estimating the quantities of reserves. Reserves evaluators must select the method or combination of methods which in their professional judgment is most appropriate given the nature and amount of reliable geoscience and engineering data available at the time of the estimate, the established or anticipated performance characteristics of the reservoir being evaluated, and the stage of development or producing maturity of the property.
In many cases, the analysis of the available geoscience and engineering data and the subsequent interpretation of this data may indicate a range of possible outcomes in an estimate, irrespective of the method selected by the evaluator. When a range in the quantity of reserves is identified, the evaluator must determine the uncertainty associated with the incremental quantities of the reserves. If the reserves quantities are estimated using the deterministic incremental approach, the uncertainty for each discrete incremental quantity of the reserves is addressed by the reserves category assigned by the evaluator. Therefore, it is the categorization of reserves quantities as proved, probable and/or possible that addresses the inherent uncertainty in the estimated quantities reported. For proved reserves, uncertainty is defined by the SEC as reasonable certainty wherein the “quantities actually recovered are much more likely to be achieved than not.” The SEC states that “probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.” The SEC states that “possible reserves are those additional reserves that are less certain to be recovered than probable reserves and the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves.” All quantities of reserves within the same reserves category must meet the SEC definitions as noted above.
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
All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through November 2020. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.
RYDER SCOTT COMPANY    PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 11, 2021

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
In summary, we consider the assumptions, data, methods and analytical procedures used in this report appropriate for the purpose hereof, and we have used all such methods and procedures that we consider necessary and appropriate to prepare the estimates of reserves herein. The proved reserves included herein were determined in conformance with the United States Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting; Final Rule, including all references to Regulation S-X and Regulation S-K, referred to herein collectively as the “SEC Regulations.” In our opinion, the proved reserves presented in this report comply with the definitions, guidelines and disclosure requirements as required by the SEC regulations.
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
Hydrocarbon Prices
The hydrocarbon prices used herein are based on SEC price parameters using the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period.
The Trust furnished us with the above mentioned average prices in effect on December 31, 2020. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the “benchmark price” and “price reference” used for the geographic area included in the report.
RYDER SCOTT COMPANY    PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 11, 2021

The product prices which were actually used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from market, referred to herein as “differentials.” The differentials used in the preparation of this report were furnished to us by the Trust. The differentials furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the data used by the Trust to determine these differentials.
In addition, the table below summarizes the net volume weighted benchmark price adjusted for differentials and referred to herein as the “average realized price.” The average realized price shown in the table below was determined from the total future gross revenue before production taxes and the total net reserves for the geographic area and presented in accordance with SEC disclosure requirements for the geographic area included in the report.
Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$1.985/MMBTU	$1.62/Mcf
The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.
Costs
Operating costs for the leases and wells in this report were furnished by the Trust. They are based on the operating expense reports of the operator and include only those costs directly applicable to the leases or wells. The Trust only owns a royalty interest in the subject wells and the operating expenses supplied by the Trust were used only to determine the economic life of each property. However, per specific contractual terms, certain electricity, gas compression, gathering and transportation costs paid by the Trust are included and shown as “Other” deductions in the cash flows. The costs furnished to us were accepted as factual data and reviewed by us for their reasonableness; however, we have not conducted an independent verification of the operating cost data used by the Trust. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells. All costs were held constant throughout the life of the properties.
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
RYDER SCOTT COMPANY    PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 11, 2021

Prior to becoming an officer of the Company, Ryder Scott requires that staff engineers and geoscientists have received professional accreditation in the form of a registered or certified professional engineer’s license or a registered or certified professional geoscientist’s license, or the equivalent thereof, from an appropriate governmental authority or a recognized self-regulating professional organization. Regulating agencies require that, in order to maintain active status, a certain amount of continuing education hours be completed annually, including an hour of ethics training. Ryder Scott fully supports this technical and ethics training with our internal requirement mentioned above.
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
The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2020 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.
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
SEG (LPC)/pl
RYDER SCOTT COMPANY    PETROLEUM CONSULTANTS

ECA Marcellus Trust I
January 11, 2021

Professional Qualifications of Primary Technical Person
The conclusions presented in this report are the result of technical analysis conducted by teams of geoscientists and engineers from Ryder Scott Company, L.P. Mr. Stephen E. Gardner is the primary technical person responsible for the estimate of the reserves, future production and income.
Mr. Gardner, an employee of Ryder Scott Company, L.P. (Ryder Scott) since 2006, is a Managing Senior Vice President responsible for ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. For more information regarding Mr. Gardner’s geographic and job specific experience, please refer to the Ryder Scott Company website at www.ryderscott.com/Experience/Employees.
Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is a member of the Society of Petroleum Engineers and a former chairperson of the Society of Petroleum Evaluation Engineers for the Denver Chapter. He also currently serves on the latter organization’s board of directors at the international level.
In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2020 continuing education hours, Mr. Gardner attended the annual Ryder Scott Reserves Conference, which covered a variety of reserves topics including analysis techniques for unconventional reservoirs, ESG and regulatory issues, reserves definitions and guidelines, SEC comment letter trends, and others. In addition, Mr. Gardner participated in various SPE and SPEE technical seminars, and other internal company training courses throughout the year, including one course in which he was the primary instructor, covering topics such as reserves evaluation methods and evaluation software, RTA/PTA, ethics, regulatory issues, greenhouse gas management, geothermal energy, and more.
Based on his educational background, professional training and more than 15 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007.