Form 10-Q
period 2021-03-31
ECA Marcellus Trust I
filed 2021-05-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2021

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

As of May 13, 2021, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in Part I, Item 2 – Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – “Overview,” in November 2017 Greylock Energy, LLC, and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by ECA Marcellus Trust I (the “Acquisition”). References to “Greylock Energy” in this document refer to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in “Glossary of Certain Terms” in Appendix A), as such entities existed prior to the asset acquisition by Greylock Energy. References to the “Sponsor” in this document refer to Legacy ECA for periods prior to the Acquisition, and to Greylock Energy for periods after the Acquisition.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus

	March 31,	December 31,
	2021	2020
ASSETS:
Cash	$1,130,724	$1,103,257
Royalty income receivable	1,035,139	583,890
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(336,910,556)	(336,503,336)
Net royalty interest in gas properties	15,189,444	15,596,664

Total Assets	$17,355,307	$17,283,810

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$547,141	$149,871
Trust corpus; 17,605,000 common units authorized, issued and outstanding	16,808,167	17,133,939

Total Liabilities and Trust Corpus	$17,355,307	$17,283,810

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Three Months Ended
	March 31,
	2021	2020
Royalty income	$1,035,139	$473,676
Net proceeds to Trust	$1,035,139	$473,676

General and administrative expense	(398,008)	(513,269)
Interest income	31	3,553
Cash proceeds on sale of net profit interests	-

Income available for distribution prior to cash reserves	$637,162	$(36,040)

Cash reserves withheld by Trustee	(90,000)	38,046
Interest withheld on cash reserves	(22)	(2,006)

Distributable income available to unitholders	$547,140	$-

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.031	$-

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	March 31,
	2021	2020
Trust Corpus, Balance at January 1,	$17,133,939	$18,218,080
Cash reserves withheld, including interest	90,022	(36,040)
Distributable income	547,140	-
Distributions paid or payable to unitholders	(555,715)	678
Amortization of royalty interest in gas properties	(407,220)	(395,690)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at March 31,	$16,808,167	$17,787,028

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

The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds to the Trust attributable to the Royalty Interests during the last three quarters of 2020 were $1,229,372 with additional proceeds of $1,035,139 for the current quarter, for a total of $2,264,511 for the last four consecutive quarters.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2021 and 2020 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2020 or during the three months ended March 31, 2021. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended March 31, 2021.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee in 2020 was $158,752 and is expected to be approximately $160,000 in 2021. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Item 2.   Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in “Overview” below, Greylock Energy acquired substantially all of the assets of Energy Corporation of America in November 2017. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and at http://ect.q4web.com/home/default.aspx. Certain terms used herein are defined in Appendix A. All information regarding operations has been provided to the Trustee by Greylock Energy.

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

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	risks incident to the operation of natural gas wells;

•	future production costs;

•	the effects of existing and future laws and regulatory actions;

•	the effects of changes in commodity prices;

•	conditions in the capital markets;

•	the effect, impact, potential duration, or other implications of the Coronavirus Disease 2019 (“COVID-19”) pandemic;

•	competition in the energy industry;

•	the uncertainty of estimates of natural gas reserves and production; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K

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

On July 31, 2020 Columbia submitted an application to the Federal Energy Regulatory Commission (“FERC”) to increase certain tariff rates effective February 1, 2021. FERC issued an Order Accepting and Suspending Filing, Subject to Refund on August 31, 2020. As proposed, this tariff filing would increase the tariff rate from $0.23/MMbtu to $0.41/MMbtu on the applicable contracts. and the tariff filing is currently being protested at FERC. Once the rate case is settled, TCO would be required to issue a refund on any difference between the $0.41/MMbtu currently being applied and the final tariff rate.

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

Natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 pandemic and as changes in natural gas inventories, industry demand and national and economic performance are reported, and the Trust cannot predict when prices will improve and stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Greylock Energy’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.

The extent to which the COVID-19 pandemic negatively impacts Greylock Energy’s business will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. If commodity prices for natural gas remain at reduced levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods in which cash proceeds to the Trust are insufficient to cover Trust expenses, there may be no distribution to unitholders. For example, there were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020 or September 30, 2020, as Trust expenses exceeded net revenues to the Trust. Moreover, continued low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

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

Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such Trust units. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation will become applicable to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

Potential Early Termination of the Trust. The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds to the Trust attributable to the Royalty Interests during the last three quarters of 2020 were $1,229,372 with additional proceeds of $1,035,139 for the current quarter, for a total of $2,264,511 for the last four consecutive quarters.

Results of Trust Operations

For the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Distributable income for the three months ended March 31, 2021 increased to $0.5 million from $0 for the three months ended March 31, 2020. Compared to the quarter ended March 31, 2020, royalty income increased by $0.6 million while general and administrative expenses decreased by $0.1 million.

Royalty income increased to $1.0 million for the three months ended March 31, 2021 from $0.5 million for the three months ended March 31, 2020, an increase of $0.5 million. This increase was due to an increase in the average sales price between periods partially offset by lower production between periods.

The average price realized for the three months ended March 31, 2021 increased $0.91 per Mcf to $1.59 per Mcf as compared to $0.67 per Mcf for the three months ended March 31, 2020. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price and a decrease in other post-production costs during the period. The average sales price, before post-production costs, increased from $1.69 per Mcf for the three months ended March 31, 2020 to $2.43 per Mcf for the three months ended March 31, 2021. The increase in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.67 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.96 per MMBtu for the three months ended March 31, 2020. The average Basis per MMBtu in the current and prior period was minus $0.32 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.84 per Mcf in the current period compared to $1.01 per Mcf for the three-month period ended March 31, 2020.

Production decreased 7.2% from 703 MMcf for the three months ended March 31, 2020 to 652 MMcf for the three months ended March 31, 2021. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the three months ended March 31, 2021 decreased by $0.1 million to approximately $0.4 million compared to $0.5 million for the three months ended March 30, 2020. This decrease was the result of timing in professional service fees. Cash reserves of $0.1 million were withheld for the three months ended March 31, 2021 as compared to $0 for the three months ended March 31, 2020.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In February 2021, the Trustee withheld $160,497 from funds otherwise available for distribution. These withholdings are in addition to the existing cash reserve of $0.8 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the quarter ended March 31, 2021, the Trustee withheld approximately $0.1 million from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. The Trustee has withheld from the funds otherwise available for distribution a total amount of $1.1 million plus $5,241 of interest toward the building of the $1.8 million cash reserve.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2020 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended March 31, 2021. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2021, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2020 Form 10-K. No material changes to such risk factors have occurred since the filing of such report.

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

Date: May 14, 2021

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