Form 10-Q
period 2021-06-30
ECA Marcellus Trust I
filed 2021-08-16
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

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

As of August 13, 2021, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	June 30,	December 31,
	2021	2020
ASSETS:
Cash	$1,181,489	$1,103,257
Royalty income receivable	1,018,242	583,890
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(337,337,166)	(336,503,336)
Net royalty interest in gas properties	14,762,834	15,596,664
Total Assets	$16,962,565	$17,283,810

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$489,597	$149,871
Trust corpus; 17,605,000 common units authorized, issued and outstanding	16,472,968	17,133,939
Total Liabilities and Trust Corpus	$16,962,565	$17,283,810

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Royalty income	$2,053,381	$780,477	$1,018,242	$306,801
Net proceeds to Trust	$2,053,381	$780,477	$1,018,242	$306,801

General and administrative expense	(836,665)	(798,331)	(438,657)	(285,062)
Interest income	68	4,437	37	884
Cash proceeds on sale of net profit interests	-		-

Income available for distribution prior to cash reserves	$1,216,784	$(13,417)	$579,622	$22,623

Cash reserves withheld by Trustee	(180,000)	16,082	(90,000)	(21,964)
Interest withheld on cash reserves	(47)	(2,665)	(26)	(659)
Distributable income available to unitholders	$1,036,737	$-	$489,597	$0

Distributable income per common unit
(17,605,000 units authorized and outstanding)	$0.059	$-	$0.028	$-

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	June 30,
	2021	2020
Trust Corpus, Balance at April 1,	$16,808,167	$17,787,028
Cash reserves withheld, including interest	90,026	22,623
Distributable income	489,597	0
Distributions paid or payable to unitholders	(488,211)	-
Amortization of royalty interest in gas properties	(426,610)	(364,906)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at June 30,	$16,472,968	$17,444,745

	Six Months Ended
	June 30,
	2021	2020
Trust Corpus, Balance at January 1,	$17,133,939	$18,218,080
Cash reserves withheld, including interest	180,047	(13,417)
Distributable income	1,036,737	-
Distributions paid or payable to unitholders	(1,043,926)	678
Amortization of royalty interest in gas properties	(833,830)	(760,596)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at June 30,	$16,472,968	$17,444,745

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

The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds to the Trust attributable to the Royalty Interests during the last two quarters of 2020 were $922,571 with additional proceeds of $2,053,381 for the first two quarters of 2021, for a total of $2,975,952 for the last four consecutive quarters.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six months ended June 30, 2021 and 2020 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2020 or during the three and six months ended June 30, 2021. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended June 30, 2021.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of June 30, 2021, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Greylock Production and Columbia have entered into an additional agreement, as amended in September 2020, to provide firm transportation downstream of the GCGS for 52,550 MMBtu per day that will utilize Columbia’s Mountaineer XPress Project (the “MXP Agreement”). This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, the MXP Agreement, as amended, will terminate on December 31, 2022. The previously existing negotiated reservation rate will remain in place for all months other than September 2020 and December 2021. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs; however, the Trust will not be charged for the costs associated with modifying the firm transportation agreements with TCO, including the difference between the base negotiated rate and the increased negotiated rate in September 2020 and December 2021 under the MXP Agreement.

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

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption since early 2020. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, including those attributable to the recent spread of the Delta variant.

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

Potential Early Termination of the Trust. The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds to the Trust attributable to the Royalty Interests during the last two quarters of 2020 were $922,571 with additional proceeds of $2,053,381 for the first two quarters of 2021, for a total of $2,975,952 for the last four consecutive quarters.

Results of Trust Operations

For the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Distributable income for the three months ended June 30, 2021 increased to $0.5 million from $0 for the three months ended June 30, 2020. Compared to the quarter ended June 30, 2020, royalty income increased by $0.7 million while general and administrative expenses increased by $0.1 million.

Royalty income increased to $1.0 million for the three months ended June 30, 2021 from $0.3 million for the three months ended June 30, 2020, an increase of $0.7 million. This increase was due to an increase in the average sales price between periods while production remained consistent between periods.

The average price realized for the three months ended June 30, 2021 increased $1.02 per Mcf to $1.49 per Mcf as compared to $0.47 per Mcf for the three months ended June 30, 2020. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price and a decrease in other post-production costs during the period. The average sales price, before post-production costs, increased from $1.48 per Mcf for the three months ended June 30, 2020 to $2.44 per Mcf for the three months ended June 30, 2021. The increase in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.83 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.71 per MMBtu for the three months ended June 30, 2020. The average Basis per MMBtu realized for the three months ended June 30, 2021 decreased $0.20 per Mcf to minus $0.47 per Mcf as compared to minus $0.27 per Mcf for the three months ended June 30, 2020.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.95 per Mcf in the current period compared to $1.01 per Mcf for the three-month period ended June 30, 2020 primarily due to a decrease in firm transportation related to the MXP Agreement that was partially offset by an increase in the Columbia filed tariff rate.

Production increased 5.4% from 649 MMcf for the three months ended June 30, 2020 to 683 MMcf for the three months ended June 30, 2021.

General and administrative expenses paid by the Trust for the three months ended June 30, 2021 increased by $0.1 million to approximately $0.4 million compared to $0.3 million for the three months ended June 30, 2020. This increase was the result of timing in professional service fees. Cash reserves of $0.1 million were withheld for the three months ended June 30, 2021 as compared to $0 for the three months ended June 30, 2020.

For the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Distributable income for the six months ended June 30, 2021 increased to $1.0 from $0 million for the six months ended June 30, 2020. Compared to the six months ended June 30, 2020, royalty income increased by $1.3 million and general and administrative expenses remained flat.

Royalty income increased to $2.1 million for the six months ended June 30, 2021 from $0.8 million for the six months ended June 30, 2020, an increase of $1.3 million. This increase was due to an increase in the average sales price between periods partially offset by slightly lower production between periods.

The average price realized for the six months ended June 30, 2021 increased $0.96 per Mcf to $1.54 per Mcf as compared to $0.58 per Mcf for the six months ended June 30, 2020. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price and lower post-production costs associated with firm transportation during the period. The average sales price, before post-production costs, increased from $1.59 per Mcf for the six months ended June 30, 2020 to $2.43 per Mcf for the six months ended June 30, 2021. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $2.75 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.84 per MMBtu for the six months ended June 30, 2020. This increase was partially offset by a slight decrease in the average Basis per MMBtu in the current period at minus $0.32 per MMBtu compared to the prior period Basis of minus $0.24 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.90 per Mcf in the current period compared to $1.01 per Mcf for the six-month period ended June 30, 2020 primarily due to a decrease in firm transportation related to the MXP Agreement that was partially offset by an increase in the Columbia filed tariff rate.

Production decreased 1.2% from 1,352 MMcf for the six months ended June 30, 2020 to 1,336 MMcf for the six months ended June 30, 2021. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the six months ended June 30, 2021 and June 30, 2020 remained flat at $0.8 million. Cash reserves of $0.2 million were withheld for the six months ended June 30, 2021 as compared to $0 for the six months ended June 30, 2020.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In May 2021, the Trustee withheld $90,000 from funds otherwise available for distribution. These withholdings are in addition to the existing cash reserve of $1.0 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. After the approximately $1.8 million has been withheld, the Trustee will have cash reserves of approximately $2.3 million. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the quarter ended June 30, 2021, the Trustee withheld approximately $0.1 million from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of June 30, 2021, the Trustee has withheld from the funds otherwise available for distribution a total amount of $1.2 million plus $5,262 of interest toward the building of the $1.8 million cash reserve.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended June 30, 2021. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2021, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

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

Date: August 16, 2021

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