Form 10-Q
period 2021-09-30
ECA Marcellus Trust I
filed 2021-11-15
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

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

As of November 12, 2021, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus

	September 30,	December 31,
	2021	2020
ASSETS:
Cash	$1,592,250	$1,103,257
Royalty income receivable	1,605,155	583,890
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(337,746,441)	(336,503,336)
Net royalty interest in gas properties	14,353,559	15,596,664

Total Assets	$17,550,965	$17,283,810

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,341,525	$149,871
Trust corpus; 17,605,000 common units authorized, issued and outstanding	16,209,440	17,133,939

Total Liabilities and Trust Corpus	$17,550,965	$17,283,810

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Royalty income	$3,658,536	$1,119,957	$1,605,155	$339,480

Net proceeds to Trust	$3,658,536	$1,119,957	$1,605,155	$339,480

General and administrative expense	(951,246)	(922,251)	(114,581)	(123,920)
Interest income	109	4,514	41	77
Cash proceeds on sale of net profit interests	-	-	-	-

Income available for distribution prior to cash reserves	$2,707,399	$202,220	$1,490,615	$215,637

Cash reserves withheld by Trustee	(329,061)	(199,503)	(149,061)	(215,585)
Interest withheld on cash reserves	(75)	(2,716)	(28)	(51)
Distributable income available to unitholders	$2,378,262	$0	$1,341,525	$0

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.135	$(0.000)	$0.076	$(0.000)

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	September 30,
	2021	2020
Trust Corpus, Balance at August 1,	$16,472,968	$17,787,028
Cash reserves withheld, including interest	149,090	22,623
Distributable income	1,341,525	0
Distributions paid or payable to unitholders	(1,344,869)	-
Amortization of royalty interest in gas properties	(409,274)	(364,906)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at September 30,	$16,209,440	$17,444,745

	Nine Months Ended
	September 30,
	2021	2020
Trust Corpus, Balance at January 1,	$17,133,939	$18,218,080
Cash reserves withheld, including interest	329,137	(13,417)
Distributable income	2,378,262	-
Distributions paid or payable to unitholders	(2,388,794)	678
Amortization of royalty interest in gas properties	(1,243,104)	(760,596)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at September 30,	$16,209,440	$17,444,745

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

The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds to the Trust attributable to the Royalty Interests during the last quarter of 2020 was $583,091 with additional proceeds of $3,658,536 for the nine months ended September 30, 2021, for a total of $4,241,627 for the last four consecutive quarters.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine months ended September 30, 2021 and 2020 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2020 or during the three and nine months ended September 30, 2021. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended September 30, 2021.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee in 2020 was $158,752 and is $161,884 in 2021. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of September 30, 2021, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

On October 29, 2021 Columbia Gas submitted the Stipulation and Agreement of Settlement and Motion for Shortened Comment Period in Docket No. RP20-1060-005 (the “Settlement”. The Settlement resolves all remaining issues set for hearing by FERC in the consolidated proceedings. Columbia Gas moved for a shortened comment period and requested expedited approval of the Settlement without modification. As proposed, this filing would adjust the tariff rate to $0.3154 effective December 1, 2021 with the subject refund payable by Columbia late in the first quarter of 2022.

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

The extent to which the COVID-19 pandemic negatively impacts Greylock Energy’s business will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. If prices for natural gas were to decline below current levels, cash distributions to unitholders will be substantially lower than historical distributions, and in certain periods in which cash proceeds to the Trust are insufficient to cover Trust expenses, there may be no distribution to unitholders. For example, there were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020 or September 30, 2020, as Trust expenses exceeded net revenues to the Trust. Moreover, continued low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low natural gas prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.

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

Potential Early Termination of the Trust. The trust agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the trust agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds to the Trust attributable to the Royalty Interests during the last quarter of 2020 was $583,091 with additional proceeds of $3,658,536 for the nine months ended September 30, 2021, for a total of $4,241,627 for the last four consecutive quarters.

Results of Trust Operations

For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Distributable income for the three months ended September 30, 2021 increased to $1.3 million from $0 for the three months ended September 30, 2020. Compared to the quarter ended September 30, 2020, royalty income increased by $1.3 million while general and administrative expenses remained relatively flat.

Royalty income increased to $1.6 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020, an increase of $1.3 million. This increase was due to an increase in the average sales price between periods offset slightly by a decrease in production .

The average price realized for the three months ended September 30, 2021 increased $1.94 per Mcf to $2.45 per Mcf as compared to $0.51 per Mcf for the three months ended September 30, 2020. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price partially offset by an increase in other post-production costs during the period. The average sales price, before post-production costs, increased from $1.46 per Mcf for the three months ended September 30, 2020 to $3.44 per Mcf for the three months ended September 30, 2021. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $4.02 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.97 per MMBtu for the three months ended September 30, 2020. The average Basis per MMBtu realized for the three months ended September 30, 2021 decreased $0.12 per Mcf to minus $0.68 per Mcf as compared to minus $0.58 per Mcf for the three months ended September 30, 2020.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.99 per Mcf in the current period compared to $0.95 per Mcf for the three-month period ended September 30, 2020 primarily due primarily to an increase in the Columbia filed tariff rate and electric charges.

Production decreased 1.7% from 667 MMcf for the three months ended September 30, 2020 to 656 MMcf for the three months ended September 30, 2021.

General and administrative expenses paid by the Trust for the three months ended September 30, 2021 and September 30, 2020 were $0.1 million. Cash reserves of $0.1 million were withheld for the three months ended September 30, 2021 as compared to $0.2 million for the three months ended September 30, 2020.

For the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Distributable income for the nine months ended September 30, 2021 increased to $2.4 million from $0 for the nine months ended September 30, 2020. Compared to the nine months ended September 30, 2020, royalty income increased by $2.5 million and general and administrative expenses remained flat.

Royalty income increased to $3.7 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020, an increase of $2.5 million. This increase was due to an increase in the average sales price between periods partially offset by slightly lower production between periods.

The average price realized for the nine months ended September 30, 2021 increased $1.29 per Mcf to $1.84 per Mcf as compared to $0.55 per Mcf for the nine months ended September 30, 2020. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price and lower post-production costs associated with firm transportation during the period. The average sales price, before post-production costs, increased from $1.54 per Mcf for the nine months ended September 30, 2020 to $2.77 per Mcf for the nine months ended September 30, 2021. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.17 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.88 per MMBtu for the nine months ended September 30, 2020. This increase was partially offset by a slight decrease in the average Basis per MMBtu in the current period at minus $0.39 per MMBtu compared to the prior period Basis of minus $0.33 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.93 per Mcf in the current period compared to $0.99 per Mcf for the nine-month period ended September 30, 2020 primarily due to a decrease in firm transportation related to the MXP Agreement that was partially offset by an increase in the Columbia filed tariff rate.

Production decreased 1.4% from 2,019 MMcf for the nine months ended September 30, 2020 to 1,991 MMcf for the nine months ended September 30, 2021. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust for the nine months ended September 30, 2021 and September 30, 2020 remained flat at $0.9 million. Cash reserves of $0.3 million were withheld for the nine months ended September 30, 2021 as compared to $0.2 for the nine months ended September 30, 2020.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In August 2021, the Trustee withheld $90,000 from funds otherwise available for distribution. In November 2021, the Trustee notified the Sponsor that the Trustee has determined to increase its targeted cash reserve for the payment of future expenses and liabilities to approximately $3.8 million, and therefore the Trustee plans to increase the cash reserve amount to be withheld from each quarterly distribution, commencing with the distribution payable to unitholders in the first quarter of 2022. These withholdings are in addition to the existing cash reserve of $1.0 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the quarter ended September 30, 2021, the Trustee withheld approximately $0.1 million from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of September 30, 2021, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $1.2 million plus $5,294 of interest toward the building of the $3.8 million cash reserve.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended September 30, 2021. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2021, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

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

Date: November 15, 2021

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