Form 10-K
period 2021-12-31
ECA Marcellus Trust I
filed 2022-03-24
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,242,625.
As of March 23, 2022, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.
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
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, approximately 2.3 years in advance of the required completion date of March 31, 2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2021 the

Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the “Trust Wells”.
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
As described under “ — Duration of the Trust; Sale of Royalty Interests” below, the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2021 were $6.3 million.
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
Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued in 2020, this new withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.
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
The post-production costs for the Trust’s natural gas produced and sold averaged $0.91 per MMBtu and $0.95 per MMBtu for the years ended December 31, 2021 and 2020, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.
Greylock Production has an agreement with Columbia Gas Transmission, LLC (“Columbia”) to provide firm transportation downstream of the GCGS for 50,000 MMBtu per day (the “Transportation Agreement”). The Transportation Agreement has been in effect since August 1, 2011 and provides for firm transportation at Columbia’s filed tariff rate, which is currently $0.3154 per MMBtu at one hundred percent load factor. As amended by Greylock Production and Columbia in September 2020, the Transportation Agreement will terminate on December 31, 2024 with respect to 45,000 MMBtu per day, and July 31, 2022 with respect to the remaining 5,000 MMBtu per day, unless Greylock Production exercises its right of first refusal to extend the term.
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
On July 31, 2020 Columbia submitted an application to the Federal Energy Regulatory Commission (“FERC”) to increase certain tariff rates effective February 1, 2021. The FERC issued an Order Accepting and Suspending Filing, Subject to Refund on August 31, 2021. As proposed, this tariff filing would increase the tariff rate from $0.23/MMbtu to $0.41/MMbtu on the applicable contracts. The tariff filing was protested at the FERC, and on October 29, 2021 Columbia submitted the Stipulation and Agreement of Settlement and Motion for Shortened Comment Period in Docket No. RP20-1060-005 (the “Settlement”). The Settlement, which FERC approved on February 25, 2022, resolves all remaining issues set for hearing by the FERC in the consolidated proceedings and adjusts the tariff rate to $0.3154/MMbtu effective December 1, 2021. In 2022, Columbia is required to issue a refund on the difference between the
$0.41/MMbtu that had been applied prior to the Settlement and the final tariff rate.
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
Hazardous Substances and Wastes.   The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, Greylock Production handles materials in the course of Greylock Production’s operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”
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
The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact Greylock Production’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan (“FIP”) for the ozone standard for Pennsylvania and certain other states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. On December 16, 2021, the EPA published its formal finding that the State of Pennsylvania had failed to submit a state plan to address those emissions control requirements for oil and gas sources; under the CAA, the EPA must promulgate a FIP for the relevant sources and control requirements within two years if the Pennsylvania Department of Environmental Protection (“PDEP”) has not submitted, and EPA has not approved, the required state plan. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit Greylock Production’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although Greylock Production may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time Greylock Production does not expect that such requirements will have a material adverse effect on its operations.

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
In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015 (the “Methane Rule”). Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. That 2020 final rule, however, was undone by a June 30, 2021 Congressional Review Act resolution that re-instituted the regulation of methane from new, modified, and reconstructed oil and gas sources. Additionally, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group is expected to issue its recommendations in early 2022.
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
Water Discharges.   The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The PADEP is authorized by EPA to issue National Pollutant Discharge Elimination System (“NPDES”) permits for direct discharges to surface waters in the State of Pennsylvania. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian, an area that includes the State of Pennsylvania. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Additionally, the PADEP has adopted a new permitting policy concerning surface water discharges from CWT facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (“USACE”). CWA Section 401 provides that the applicant for an individual Section 404 USACE permit for the discharge of dredge and fill material must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances this process could result in a delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the USACE define “waters of the United States” (“WOTUS”) , which defines the extent of geographic jurisdiction under the CWA, can impact Greylock Production’s regulatory and permitting obligations under the CWA. In 2020, the EPA and the USACE issued a final rule (“2020 rule”) that narrowed the definition of WOTUS when compared to the prior definition of WOTUS that had been adopted in 2015. In August 2021, however, a court vacated the 2020 rule. In response, the EPA and the USACE reverted to the WOTUS definition in use prior to the 2015 WOTUS rulemaking. That pre-2015 definition is broader than the definition from the 2020 rule, but was never formally codified because it was based on interpretation of a U.S. Supreme Court decision. On December 7, 2021, the agencies published a proposed rule that would codify the interpretation currently in use. The comment period closed in February 2022 and a final rule is expected later in 2022. At the same time, the U.S. Supreme Court has taken up a case that may again revise the understanding of the WOTUS definition. Greylock’s regulatory obligations and permitting costs may increase under the current definition as opposed to the one in effect under the 2020 rule, and there will remain some uncertainty around the definition of WOTUS and the scope of CWA regulation, given expected challenges to the 2022 final rule and the pending Supreme Court case.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit all or some of the USACE NWPs before their current expiration date of February 2026. In addition, a federal court in Montana is currently hearing a challenge to NWP 12, which is used to authorize regulatory impacts related to oil and gas pipelines. Revisions to the NWPs by USACE or an adverse decision in Montana may restrict or remove the ability to use NWP 12 or other NWPs to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause Greylock Production to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration is in the process of an initial revision to the NEPA regulations, and in October 2021 the White House Council on Environmental Quality (“CEQ”) published a proposed rule that would undo many of the changes adopted in 2020. The current administration has also stated its intention to undertake a second and more comprehensive round of revisions. The immediate changes may not have a significant impact on federal reviews related to Greylock Production actions because the Trump Administration rule was never fully implemented by the agencies; however, continued change may increase agency review times associated with federal actions as agencies adjust to changing requirements and react to any resulting litigation.
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
Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation (“NOV”) from PADEP relating to Legacy ECA’s operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement (“COA”) with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2021 and 2020, with respect to the Underlying Properties.
Non-Governmental Organization Litigation.   Project opponents actively file litigation challenging federal permits, rights-of-ways, leases and other authorizations related to oil and gas development activities. There has been active litigation related to such activities related to development of the Marcellus Shale. Litigation challenging federal or state authorizations needed for private development can result in the temporary or permanent loss of those authorizations with a resulting adverse impact to Greylock Production’s operations.
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
Unless otherwise advised by counsel or the Internal Revenue Service (“IRS”), the Trustee will treat the income and expenses of the Trust for each month as belonging to the Trust unitholders of record on the first business day of the month.
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
Description of the Trust Agreement
The Trust was created under Delaware law to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to an agreement between Legacy ECA, the Trustee and the Delaware Trustee. Greylock Production has assumed Legacy ECA’s obligations under the Trust Agreement as described under “ — Introduction” above. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither Greylock Production nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.
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
Federal Income Tax Considerations
The Trust’s United States federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to Legacy ECA and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust’s gross income will be qualifying income within the meaning of IRC Section 7704. The Trust’s United States federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Prospectus (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors — Tax Risks Related to the Trust units, the Trust has not requested a ruling from the IRS regarding its federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
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

•
The Trust’s tax treatment depends on its status as a partnership for United States federal income tax purposes. At the inception of the Trust, the Trust received an opinion from tax counsel that the Trust will be treated as a partnership for United States federal income tax purposes. If the IRS were to treat the Trust as a corporation for United States federal income tax purposes, then its cash available for distribution would be substantially reduced;

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

•
the outbreak of armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global natural gas markets;

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
The COVID-19 pandemic and the measures put in place to address it have created significant volatility, uncertainty, and economic disruption since the first quarter of 2020. Over the course of the pandemic, public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including quarantines, shelter-in-place orders and business and government shutdowns. Although some of these limitations and mandates have been relaxed in certain jurisdictions, others have been reinstated in areas that have experienced a resurgence of COVID-19 cases and there is no guarantee restrictions will not be reimposed in the future. Despite the increased availability of vaccines in certain jurisdictions, the COVID-19 pandemic may continue or worsen during the upcoming months, including as a result of the emergence of more infectious variants of the virus, vaccine hesitancy or increased business and social activities, which may cause governmental authorities to reinstate restrictions. As a result, the ongoing impact of the COVID-19 pandemic remains uncertain and will depend on the severity, location and duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities to contain the virus or treat its effect, the availability and effectiveness of vaccines or other treatments, and how quickly and to what extent economic conditions improve.
Natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 pandemic and as changes in natural gas inventories, industry demand and national and economic performance are reported, and the Trust cannot predict whether or when prices will stabilize. The Trust cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Greylock Energy’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
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
The ultimate impact of COVID-19 will depend on future developments, which are highly uncertain, difficult to predict and largely outside of the Trust’s control, including, among others, the continued spread, duration and severity of the pandemic; the occurrence, spread, duration and severity of any subsequent variants of COVID-19; the consequences of governmental and other measures designed to prevent the spread of the virus; the development of effective treatments; actions taken by governmental authorities, Greylock Energy’s customers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume.
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
Greylock Production and Columbia Gas Transmission, LLC are parties to two separate agreements relating to firm transportation downstream of the GCGC for 50,000 MMBtu and 52,550 MMBtu per day, respectively, as described under “ — Marketing and Post-Production Services” in Item 1. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs. In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production’s customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Trust’s interests will decrease the proceeds received by the Trust.
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

•
Any third-party post-production costs incurred and associated with the Trust’s interests reduces cash received by the Trust or available for distribution by the Trust to the holders of the Trust units, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production’s agreements with a third party to obtain firm transportation downstream of the GCGS for 50,000 MMBtu per day at the third party’s filed tariff rate, which equates to $0.2508 per MMBtu at a one hundred percent load factor through November 30, 2021 and $0.3154 per MMBtu at a one hundred percent load factor thereafter, and beginning in January 2019 to obtain firm transportation downstream of the GCGS for 100,000 MMBtu per day, which was reduced to 52,550 MMBtu per day in September 2020, at a fixed demand rate of $0.50 per MMBtu at a one hundred percent load factor plus applicable third party tariff charges. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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
Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in addition to previously withheld funds of $616,550, in 2021 and 2020 the Trustee withheld $419,061 and $360,000, respectively, from the funds otherwise available for distribution, for an aggregate amount of $1,395,661 as of December 31, 2021. In November 2021, the Trustee notified the Sponsor that the Trustee has determined to increase its targeted cash reserve for the payment of future expenses and liabilities to approximately $3.8 million, and therefore the Trustee plans to withhold $66,175 of cash reserves from each quarterly distribution, commencing with the distribution payable to unitholders in the first quarter of 2022. These withholdings are in addition to the existing cash reserve of $1.0 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
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
Greylock Production is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, primarily in the Appalachian Basin in the United States. Greylock Production is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that Greylock Production is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust’s reliance on Greylock Production to fulfill these numerous obligations, the value of the Royalty Interests and its ultimate cash available for distribution will be highly dependent on Greylock Production’s performance. Greylock Production is not a reporting company and does not file periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information of Greylock Production.
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
As of December 31, 2021, Greylock Production held no common units, while select Private Investors held common units. In connection with the Trust’s formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of common units by such holders. If the Private Investors were to sell or offer to sell a substantial number of common units, the market price of the units could be adversely affected.
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
The Trust was historically required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The tax rate of 0.045% was completely phased out effective January 1, 2016, though it could be readopted by the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of state budget deficits and other reasons, several states periodically have evaluated ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in the Trust units.
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
In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect Greylock Production’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA adopted the Methane Rule, which established requirements to control GHG emissions from oil and gas sources that are constructed, modified, or reconstructed after September 18, 2015. More recently, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed methane emissions guidelines for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group is expected to issue its recommendations in early 2022.
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
Tax Risks Related to the Trust Units
The Trust’s tax treatment depends on its status as a partnership for United States federal income tax purposes. At the inception of the Trust, the Trust received an opinion from tax counsel that the Trust will be treated as a partnership for United States federal income tax purposes. If the IRS were to treat the Trust as a corporation for United States federal income tax purposes, then its cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for United States federal income tax purposes. At the inception of the Trust, Legacy ECA and the Trust received an opinion from tax counsel that the Trust would be treated as a partnership for United States federal income tax purposes. In order for the Trust to be treated as a partnership for United States federal income tax purposes, current law requires that 90% or more of the Trust’s gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code. The Trust may not meet this requirement or current law may change so as to cause, in either event, the Trust to be treated as a corporation for United States federal income tax purposes or otherwise subject the Trust to taxation as an entity. Although the Trust does not believe based upon its current activities that it is so treated, a change in current law could cause it to be treated as a corporation for United States federal income tax purposes or otherwise subject it to taxation as an entity. The Trust has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting it.
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
The Trust was historically required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The tax rate of 0.045% was completely phased out effective January 1, 2016, though it could be readopted by the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of state budget deficits and other reasons, several states periodically have evaluated ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to unitholders and, therefore, negatively impact the value of an investment in the Trust units.
If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes that are borne by the Trust.
Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in 2018, 2019, 2020 and 2021 the Governor of Pennsylvania proposed a tiered severance tax on the value of natural gas at the wellhead and the Governor continued to make statements promoting the enactment of a severance tax. While the details of the proposal currently remain unclear, the Governor has indicated the percentage may vary between 3 percent and 5 percent depending on sales pricing. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders. Pennsylvania already imposes an “Impact fee” based on production, the effect of which is similar to that of a severance tax.
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
Under current law for the taxable year ending December 31, 2022, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time. In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals (as well as certain estates and trusts). For these purposes, net investment income generally includes a Trust unitholder’s allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. For a Trust unitholder that is an individual, the tax will be imposed on the lesser of (i) the Trust unitholder’s net income from all investments, or (ii) the amount by which the Trust unitholder’s modified adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).
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
Tax-Exempt Organizations.   Employee benefit plans and most other organizations exempt from United States federal income tax including individual retirement accounts (known as IRAs) and other retirement plans are subject to United States federal income tax on unrelated business taxable income. Because all of the income of the Trust is expected to be royalty income, interest income and gain from the sale of real property, none of which is expected to be unrelated business taxable income, any such organization exempt from United States federal income tax is not expected to be taxed on income generated by ownership of Trust units so long as neither the property held by the Trust nor the Trust units are debt-financed property within the meaning of IRC Section 514(b). However, such investors should consult their own tax advisors as to the proposed treatment of income from the Trust.
Non-U.S. Persons.   Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on distributions made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued in 2020, this new withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for United States federal and state income tax purposes) occurring on or after January 1, 2022.
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
In recent years, the U.S. government’s budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and natural gas within the U.S. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws could negatively affect the Trust’s financial condition and results of operations.
Item 1B.   Unresolved Staff Comments.
None.

Item 2.   Properties.
The Underlying Properties
The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2021, the total natural gas reserves attributable to the Trust interests were 25.0 Bcf. Greylock Production continues to be the operator of all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.
Natural Gas Reserves
Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2021. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.
Proved reserves of the Royalty Interests.   The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2021, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC’s rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2021 through December 31, 2021, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $3.35 per Mcf. The net revenues attributable to the Trust’s reserves are net of the Trust’s obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust’s interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 16, 2021 is included as Appendix A to this report.
Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	24,729	$59,318	$31,128

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
Greylock Production’s reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over ten years of oil and gas industry experience with six years directly related in Reservoir Engineering. During that time, he has focused on reserves estimates and economics.
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

PART II
Item 5.   Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
The Trust units commenced trading on the New York Stock Exchange on July 1, 2010 under the symbol “ECT” and were suspended from trading on the NYSE as of the close of trading on July 30, 2020 and subsequently delisted. The Trust units transitioned to the OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”), effective with the opening of trading on July 31, 2020 under the symbol “ECTM”.
The following table shows the high and low sales/bid prices, as applicable, per Trust unit as reported on the NYSE and the OTC Pink, as applicable, for the periods indicated. Quotations on the OTC Pink reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.
	High	Low
Calendar Quarter 2021
First Quarter	$0.40	$0.19
Second Quarter	$0.55	$0.27
Third Quarter	$0.72	$0.47
Fourth Quarter	$1.05	$0.46
Calendar Quarter 2020
First Quarter	$0.78	$0.27
Second Quarter	$0.66	$0.32
Third Quarter	$0.49	$0.23
Fourth Quarter	$0.38	$0.14
At March 21, 2022, the 17,605,000 units outstanding were held by 26 unitholders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2021.

Item 6.   [Reserved]
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
The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of natural gas. The markets for these commodities are volatile, as demonstrated by significant price swings experienced during 2020 and 2021, which were attributable primarily to the economic effects of the global outbreak of the novel form of coronavirus known as COVID-19.
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
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All trust units share in all cash distributions on a pro rata basis. As of December 31, 2021 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.
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
Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 development wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of December 31, 2021, the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The Trust’s cash receipts in respect of the Royalty Interests are determined after deducting post-production costs and any applicable taxes associated with the Royalty Interests, and the Trust’s cash available for distribution is reduced by Trust administrative expenses. Post-production costs generally consist of costs incurred to gather, compress, transport, process, treat, dehydrate and market the natural gas produced. Charges payable to Legacy ECA for such post-production costs on the related GCGS were limited to $0.52 per MMBtu gathered until Legacy ECA fulfilled its drilling obligation in 2011; since then the Sponsor has been permitted to increase the Post-Production Services Fee to the extent necessary to recover certain capital expenditures in the GCGS.
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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2020 and 2021 attributable primarily to the economic effects of the COVID-19 pandemic, followed by the gradual return of demand for natural gas as economies reopened. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and continues to evolve. The extent to which the COVID-19 pandemic negatively impacts Greylock Production will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. Meanwhile, the outbreak of armed conflict between Russia and Ukraine in February 2021 and the subsequent sanctions imposed on the Russian Federation may have a destabilizing effect on the European continent and the global natural gas markets. As a result, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period of time. There were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020, or September 20, 2020 as Trust expenses exceeded net revenues to the Trust. Low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders.
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
Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on distributions made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued in 2020, this new withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for United States federal and state income tax purposes) occurring on or after January 1, 2022.
Results of Trust Operations
For the twelve months ended December 31, 2021 compared to twelve months ended December 31, 2020
Distributable income for the year ended December 31, 2021 increased to $4.8 million from $0.1 million for the year ended December 31, 2020. Compared to the year ended December 31, 2020, royalty income increased $4.6 million and general and administrative expenses decreased $0.1 million.
Royalty income increased from $1.7 million for the year ended December 31, 2020 to $6.3 million for the year ended December 31, 2021, an increase of $4.6 million. This was due to an increase in the average realized price as well as a slight increase in production.
The average price realized for the year ended December 31, 2021 increased $1.72 per Mcf to $2.38 per Mcf as compared to $0.66 for the year ended December 31, 2020. The increase in the average sales price for gas production was due primarily to an increase in the weighted average monthly closing NYMEX price partially offset by a decrease to the average Basis. The average sales price, before post-production costs, increased from $1.64 per Mcf for the year ended December 31, 2020 to $3.32 per Mcf for the year ended December 31, 2021. This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.83 per MMBtu compared to the year ended December 31, 2020 weighted average monthly closing NYMEX price of $2.08 per MMBtu, and to a lesser extent to a $0.12 per MMbtu decrease in the average Basis to $(0.61) per MMbtu in the current period compared to the prior period Basis of $(0.49) per MMbtu.
Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.94 per Mcf for the year ended December 31, 2021 as compared to $0.98 per Mcf for the year ended December 31, 2020.
Production increased 2.9% from 2,573 MMcf for the year ended December 31, 2020 to 2,648 MMcf for the year ended December 31, 2021.
General and administrative expenses paid by the Trust decreased slightly to $1.1 million for the year ended December 31, 2021, compared to $1.2 million for the year ended December 31, 2020. For the year ended December 31, 2021 and 2020, the Trustee established cash reserves of $0.4 million for each year, for use in paying future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income for the year ended December 31, 2021 and 2020.
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
Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In November 2021, the Trustee notified the Sponsor that the Trustee has determined to increase its targeted cash reserve for the payment of future expenses and liabilities to approximately $3.8 million, and therefore the Trustee plans to withhold $66,175 of cash reserve from each quarterly distribution, commencing with the distribution payable to unitholders in the first quarter of 2022. These withholdings are in addition to the existing cash reserve of $1.0 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. In 2021 and 2020, the Trustee withheld $419,061 and $360,000, respectively, from the funds otherwise available for distribution. As of December 31, 2021, the Trustee has withheld from the funds otherwise available for distribution a total amount of $1,395,611, plus $5,325 of interest, toward the building of the $3.8 million cash reserve.
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

Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U) — US City Average for the immediately preceding calendar year, not to exceed +/− 3% in any one year. This fee was $158,752 and $161,884 in 2020 and 2021, respectively. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.
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
Royalty Interest in Gas Properties:
The Royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2021, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was necessary. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2021 and 2020, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2021 and 2020, and the results of its distributable income and trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Valuation of Net Royalty Interest in Gas Properties
Description of the Matter	At December 31, 2021, the Trust’s net royalty interest in gas properties was $13.9 million. As discussed in Note 3 to the financial statements, the net royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an

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
Pittsburgh, Pennsylvania
March 24, 2022

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus
As of December 31,
	2021	2020
ASSETS:
Cash	$1,703,483	$1,103,257
Royalty income receivable	2,636,468	583,890
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(338,156,565)	(336,503,336)
Net royalty interest in gas properties	13,943,435	15,596,664
Total Assets	$18,283,386	$17,283,810
LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$2,390,496	$149,871
Trust corpus; 17,605,000 common units authorized, issued and outstanding	15,892,890	17,133,939
Total Liabilities and Trust Corpus	$18,283,386	$17,283,810
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income
	Year Ended December 31, 2021	Year Ended December 31, 2020
Royalty income	$6,295,004	$1,703,048
Net proceeds to Trust	$6,295,004	$1,703,048
General and administrative expense	(1,107,241)	(1,195,783)
Interest income	162	4,541
Cash proceeds from sale of net profit interests	—	799
Income available for distribution prior to cash reserves	5,187,925	512,605
Cash reserves withheld by Trustee	(419,061)	(360,000)
Interest withheld on cash reserves	(106)	(2,733)
Distributable income available to unitholders	$4,768,758	$149,872
Distributable income per common unit (17,605,000 units authorized and outstanding for 2021 and 2020)	$0.271	$0.009
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus
	Year Ended December 31, 2021	Year Ended December 31, 2020
Trust Corpus, Beginning of Period	$17,133,939	$18,218,080
Cash reserves withheld, including interest	419,167	362,733
Distributable income	4,768,758	149,872
Distributions paid or payable to unitholders	(4,775,745)	(149,194)
Amortization of royalty interest in gas properties	(1,653,229)	(1,447,552)
Impairment of royalty interest in gas properties	—	—
Trust Corpus, End of Period	$15,892,890	$17,133,939
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

Royalty Interest in Gas Properties:
The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize NYMEX forward pricing curves. At December 31, 2021, the undiscounted future net revenues exceeded the Net royalty interest in gas properties, and therefore no impairment was necessary. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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
NOTE 5. Income Taxes
The Trust is a Delaware statutory trust, which is taxed as a partnership for United States federal and state income tax purposes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2021 or 2020.
NOTE 6. Related Party Transactions
Trustee Administrative Fee:
Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017.  The annual fee was $158,752 and

$161,884 in 2020 and 2021, respectively. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.
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
The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust’s interest from January 1, 2020 to December 31, 2021:
Natural Gas (MMcf)
Balance at January 1, 2020	30,294
Revisions of previous estimates	(2,737)
Production	(2,573)
Balance at December 31, 2020	24,984
Revisions of previous estimates	2,393
Production	(2,648)
Balance at December 31, 2021	24,729
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

	2021	2020
Future cash inflows	$82,810	$40,441
Future production costs	(23,492)	(24,734)
Future net cash flows before discount	59,318	15,707
10% discount to present value	(28,190)	(6,976)
Standardized measure of discounted future net cash flows(1)	$31,128	$8,731

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:
The following schedule reconciles the changes from January 1, 2020 to December 31, 2021 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):
Standardized measure, January 1, 2020	$21,947
Net proceeds to the Trust	(1,703)
Revisions of previous estimates	(957)
Accretion of discount	2,195
Net change in price and production cost	(10,396)
Other	(2,355)
Standardized measure, December 31, 2020	$8,731
Net proceeds to the Trust	(6,295)
Revisions of previous estimates	3,013
Accretion of discount	873
Net change in price and production cost	20,310
Other	4,496
Standardized measure, December 31, 2021	$31,128
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
Trustee’s Report on Internal Control over Financial Reporting
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting.   During the quarter ended December 31, 2021, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.
Item 9B.   Other Information.
None.
Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Item 11.   Executive Compensation.
During the years ended December 31, 2020 and 2021, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 23, 2022.
(b)
Security Ownership of Management.

Not applicable.
(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2022 and 2020 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee
Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee has increased the annual fee each year. The annual fee was $158,752 and $161,884 in 2020 and 2021, respectively. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ended December 31, 2021 and 2020 included administrative fees of approximately $161,325 and $158,752, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.
Director Independence
The Trust does not have a board of directors.
Item 14.   Principal Accountant Fees and Services.
The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2022. During fiscal 2021 and 2020, Ernst & Young LLP served as the Trust’s independent registered public accounting firm.
The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2021 and 2020 by Ernst & Young LLP:
	2021	2020
Audit fees(1)	$156,000	$152,000
Audit-related fees	—	—
Tax fees	205,000	205,000
All other fees	—	—
Total fees	$361,000	$357,000

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
(a)(3)
Exhibits

The exhibits below are filed or furnished herewith or incorporated herein by reference.
Exhibit Number		Description
3.1	—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).
3.2	—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K filed on March 23, 2020 (File No. 001-34800)).
10.1	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.2	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.3	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.4	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

Exhibit Number		Description
10.5	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.6	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.7	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.8	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.11 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.9	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America (Incorporated herein by reference to Exhibit 10.12 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of Ryder Scott Company, L.P.
31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Report of Ryder Scott Company, L.P. dated December 16, 2021 (included in Appendix A to this report).

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
March 24, 2022
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
December 16, 2021
ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002
Ladies and Gentlemen:
At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2021. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on December 16, 2021 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.
The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2021.
The estimated reserves and future net income amounts presented in this report, as of December 31, 2021 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2021

Total Proved Developed Producing
Net Reserves
Gas – MMcf	24,729
Income Data ($M)
Future Gross Revenue	$82,810
Deductions	23,492
Future Net Income (FNI)	$59,318
Discounted FNI @ 10%	$31,128
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
Discounted Future Net Income ($M) As of December 31, 2021
Discount Rate Percent	Total Proved
9	$32,585
12	$28,612
15	$25,585
18	$23,195
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
All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through November 2021. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.
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
The Trust furnished us with the above mentioned average prices in effect on December 31, 2021. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the “benchmark price” and “price reference” used for the geographic area included in the report.
The product prices which were actually used to determine the future gross revenue for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from market, referred to herein as “differentials.” The differentials used in the preparation of this report were furnished to us by the Trust. The differentials furnished by the Trust were reviewed by us for their reasonableness using information furnished by the Trust for this purpose.
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
Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$3.598/MMBTU	$3.35/Mcf
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
The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2021 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.
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
TBPELS Firm Registration No. F-1580
/s/ Stephen E. Gardner
Stephen E. Gardner, P.E.
Colorado License No. 44720
Managing Senior Vice President
[SEAL]
SEG (LPC)/pl

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

PETROLEUM RESERVES DEFINITIONS
As Adapted From:
RULE 4-10(a) of REGULATION S-X PART 210
UNITED STATES SECURITIES AND EXCHANGE COMMISSION (SEC)
PREAMBLE
On January 14, 2009, the United States Securities and Exchange Commission (SEC) published the “Modernization of Oil and Gas Reporting; Final Rule” in the Federal Register of National Archives and Records Administration (NARA). The “Modernization of Oil and Gas Reporting; Final Rule” includes revisions and additions to the definition section in Rule 4-10 of Regulation S-X, revisions and additions to the oil and gas reporting requirements in Regulation S-K, and amends and codifies Industry Guide 2 in Regulation S-K. The “Modernization of Oil and Gas Reporting; Final Rule”, including all references to Regulation S-X and Regulation S-K, shall be referred to herein collectively as the “SEC regulations”. The SEC regulations take effect for all filings made with the United States Securities and Exchange Commission as of December 31, 2009, or after January 1, 2010. Reference should be made to the full text under Title 17, Code of Federal Regulations, Regulation S-X Part 210, Rule 4-10(a) for the complete definitions (direct passages excerpted in part or wholly from the aforementioned SEC document are denoted in italics herein).
Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. All reserve estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. Under the SEC regulations as of December 31, 2009, or after January 1, 2010, a company may optionally disclose estimated quantities of probable or possible oil and gas reserves in documents publicly filed with the SEC. The SEC regulations continue to prohibit disclosure of estimates of oil and gas resources other than reserves and any estimated values of such resources in any document publicly filed with the SEC unless such information is required to be disclosed in the document by foreign or state law as noted in §229.1202 Instruction to Item 1202.
Reserves estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change.
Reserves may be attributed to either natural energy or improved recovery methods. Improved recovery methods include all methods for supplementing natural energy or altering natural forces in the reservoir to increase ultimate recovery. Examples of such methods are pressure maintenance, natural gas cycling, waterflooding, thermal methods, chemical flooding, and the use of miscible and immiscible displacement fluids. Other improved recovery methods may be developed in the future as petroleum technology continues to evolve.
Reserves may be attributed to either conventional or unconventional petroleum accumulations. Petroleum accumulations are considered as either conventional or unconventional based on the nature of their in-place characteristics, extraction method applied, or degree of processing prior to sale. Examples of unconventional petroleum accumulations include coalbed or coalseam methane (CBM/CSM), basin-centered gas, shale gas, gas hydrates, natural bitumen and oil shale deposits. These unconventional accumulations may require specialized extraction technology and/or significant processing prior to sale.
Reserves do not include quantities of petroleum being held in inventory.
Because of the differences in uncertainty, caution should be exercised when aggregating quantities of petroleum from different reserves categories.

RESERVES (SEC DEFINITIONS)
Securities and Exchange Commission Regulation S-X §210.4-10(a)(26) defines reserves as follows:
Reserves.   Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.
Note to paragraph (a)(26):   Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
PROVED RESERVES (SEC DEFINITIONS)
Securities and Exchange Commission Regulation S-X §210.4-10(a)(22) defines proved oil and gas reserves as follows:
Proved oil and gas reserves.   Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
(i)   The area of the reservoir considered as proved includes:
(A)   The area identified by drilling and limited by fluid contacts, if any, and
(B)   Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.
(ii)   In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii)   Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
(iv)   Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(A)   Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and
(B)   The project has been approved for development by all necessary parties and entities, including governmental entities.
(v)   Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

2

PETROLEUM RESERVES STATUS DEFINITIONS AND GUIDELINES
As Adapted From:
RULE 4-10(a) of REGULATION S-X PART 210
UNITED STATES SECURITIES AND EXCHANGE COMMISSION (SEC)
and
2018 PETROLEUM RESOURCES MANAGEMENT SYSTEM (SPE-PRMS)
Sponsored and Approved by:
SOCIETY OF PETROLEUM ENGINEERS (SPE)
WORLD PETROLEUM COUNCIL (WPC)
AMERICAN ASSOCIATION OF PETROLEUM GEOLOGISTS (AAPG)
SOCIETY OF PETROLEUM EVALUATION ENGINEERS (SPEE)
SOCIETY OF EXPLORATION GEOPHYSICISTS (SEG)
SOCIETY OF PETROPHYSICISTS AND WELL LOG ANALYSTS (SPWLA)
EUROPEAN ASSOCIATION OF GEOSCIENTISTS & ENGINEERS (EAGE)
Reserves status categories define the development and producing status of wells and reservoirs. Reference should be made to Title 17, Code of Federal Regulations, Regulation S-X Part 210, Rule 4-10(a) and the SPE-PRMS as the following reserves status definitions are based on excerpts from the original documents (direct passages excerpted from the aforementioned SEC and SPE-PRMS documents are denoted in italics herein).
DEVELOPED RESERVES (SEC DEFINITIONS)
Securities and Exchange Commission Regulation S-X §210.4-10(a)(6) defines developed oil and gas reserves as follows:
Developed oil and gas reserves are reserves of any category that can be expected to be recovered:
(i)   Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and
(ii)   Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Developed Producing (SPE-PRMS Definitions)
While not a requirement for disclosure under the SEC regulations, developed oil and gas reserves may be further sub-classified according to the guidance contained in the SPE-PRMS as Producing or Non-Producing.
Developed Producing Reserves
Developed Producing Reserves are expected quantities to be recovered from completion intervals that are open and producing at the effective date of the estimate.
Improved recovery reserves are considered producing only after the improved recovery project is in operation.
Developed Non-Producing
Developed Non-Producing Reserves include shut-in and behind-pipe Reserves.
Shut-In
Shut-in Reserves are expected to be recovered from:
(1)
completion intervals that are open at the time of the estimate but which have not  yet started producing;

3

(2)
wells which were shut-in for market conditions or pipeline connections; or

(3)
wells not capable of production for mechanical reasons.

Behind-Pipe
Behind-pipe Reserves are expected to be recovered from zones in existing wells that will require additional completion work or future re-completion before start of production with minor cost to access these reserves.
In all cases, production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.
UNDEVELOPED RESERVES (SEC DEFINITIONS)
Securities and Exchange Commission Regulation S-X §210.4-10(a)(31) defines undeveloped oil and gas reserves as follows:
Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
(i)   Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.
(ii)   Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.
(iii)   Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

4