Form 10-Q
period 2022-03-31
ECA Marcellus Trust I
filed 2022-05-13
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2022

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

As of May 12, 2022, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	March 31,	December 31,
	2022	2021
ASSETS:
Cash	$1,588,688	$1,703,483
Royalty income receivable	2,100,831	2,636,468
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(338,495,777)	(338,156,565)
Net royalty interest in gas properties	13,604,223	13,943,435

Total Assets	$17,293,742	$18,283,386

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,653,814	$2,390,496
Trust corpus; 17,605,000 common units authorized, issued and outstanding	15,639,928	15,892,890

Total Liabilities and Trust Corpus	$17,293,742	$18,283,386

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Three Months Ended
	March 31
	2022	2021
Royalty income	$2,100,831	$1,035,139
Net proceeds to Trust	$2,100,831	$1,035,139

General and administrative expense	(357,043)	(398,008)
Interest income	59	31

Income available for distribution prior to cash reserves	$1,743,847	$637,162

Cash reserves withheld by Trustee	(90,000)	(90,000)
Interest withheld on cash reserves	(33)	(22)
		-
Distributable income available to unitholders	$1,653,814	$547,140

Distributable income per common unit
(17,605,000 units authorized and outstanding)
	$0.094	$0.031

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	March 31,
	2022	2021
Trust Corpus, Balance at January 1,	$15,892,890	$17,133,939
Cash reserves withheld, including interest	90,033	90,022
Distributable income	1,653,814	547,140
Distributions paid or payable to unitholders	(1,657,598)	(555,715)
Amortization of royalty interest in gas properties	(339,212)	(407,220)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at March 31,	$15,639,928	$16,808,167

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three months ended March 31, 2022 and 2021 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2021 or during the three months ended March 31, 2022. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of March 31, 2022, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended March 31, 2022.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year. The annual fee was $161,884 in 2021 and is $166,741 in 2022. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Item 2.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in “Overview” below, Greylock Energy acquired substantially all of the assets of Energy Corporation of America in November 2017. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and at http://ect.q4web.com/home/default.aspx. Certain terms used herein are defined in Appendix A. All information regarding operations has been provided to the Trustee by Greylock Energy.

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

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	risks incident to the operation of natural gas wells;

•	future production costs;

•	the effects of existing and future laws and regulatory actions;

•	the effects of changes in commodity prices;

•	conditions in the capital markets;

•	the effect, impact, potential duration, or other implications of the Coronavirus Disease 2019 (“COVID-19”) pandemic;

•	the outbreak of armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global natural gas markets;

•	competition in the energy industry;

•	the uncertainty of estimates of natural gas reserves and production; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of March 31, 2022, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Greylock Production and Columbia have entered into an additional agreement, as amended in September 2020, to provide firm transportation downstream of the GCGS for 52,550 MMBtu per day that will utilize Columbia’s Mountaineer XPress Project (the “MXP Agreement”). This firm transportation arrangement went into effect on January 18, 2019, and is at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges. Unless otherwise modified or altered, the MXP Agreement, as amended, will terminate on December 31, 2022. The previously existing negotiated reservation rate will remain in place for the remaining term of the agreement. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs; however, the Trust will not be charged for the costs associated with modifying the firm transportation agreements with Columbia, including the difference between the base negotiated rate and the increased negotiated rate in September 2020 and December 2021 under the MXP Agreement.

On July 31, 2020 Columbia submitted an application to the Federal Energy Regulatory Commission (“FERC”) to increase certain tariff rates effective February 1, 2021. The FERC issued an Order Accepting and Suspending Filing, Subject to Refund on August 31, 2021. As proposed, this tariff filing would increase the tariff rate from $0.23/MMbtu to $0.41/MMbtu on the applicable contracts. The tariff filing was protested at the FERC, and on October 29, 2021 Columbia submitted the Stipulation and Agreement of Settlement and Motion for Shortened Comment Period in Docket No. RP20-1060-005 (the “Settlement”). The Settlement, which FERC approved on February 25, 2022, resolves all remaining issues set for hearing by the FERC in the consolidated proceedings and adjusts the tariff rate to $0.3154/MMbtu effective December 1, 2021, requiring Columbia to issue a refund on the difference between the initial increased rate and the final rate. Greylock Production received the refund from Columbia in April 2022 and is currently preparing the calculations for the distribution of the refund.

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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2020 and 2021 attributable primarily to the economic effects of the COVID-19 pandemic, followed by the gradual return of demand for natural gas as economies reopened. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. The full impact of the COVID-19 pandemic is unknown and continues to evolve. The extent to which the COVID-19 pandemic negatively impacts Greylock Production will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by federal, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. A prolonged period of low natural gas prices will adversely affect Greylock Energy. Meanwhile, the outbreak of armed conflict between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on the Russian Federation may have a destabilizing effect on the European continent and the global natural gas markets. As a result, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period of time. There were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020, or September 20, 2020 as Trust expenses exceeded net revenues to the Trust. Low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders.

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

Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such Trust units. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this new withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

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

Results of Trust Operations

For the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Distributable income for the three months ended March 31, 2022 increased to $1.7 million from $0.5 million for the three months ended March 31, 2021. Compared to the quarter ended March 31, 2021, royalty income increased by $1.1 million while general and administrative expenses remained relatively flat.

Royalty income increased to $2.1 million for the three months ended March 31, 2022 from $1.0 million for the three months ended March 31, 2021, an increase of $1.1 million. This increase was due to an increase in the average sales price between periods offset slightly by a decrease in production.

The average price realized for the three months ended March 31, 2022 increased $1.91 per Mcf to $3.49 per Mcf as compared to $1.59 per Mcf for the three months ended March 31, 2021. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price partially offset by an increase in other post-production costs during the period. The average sales price, before post-production costs, increased from $2.43 per Mcf for the three months ended March 31, 2021 to $4.39 per Mcf for the three months ended March 31, 2022. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $4.92 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.67 per MMBtu for the three months ended March 31, 2021. The average Basis per MMBtu realized for the three months ended March 31, 2022 decreased $0.35 per Mcf to minus $0.68 per Mcf as compared to minus $0.33 per Mcf for the three months ended March 31, 2021.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.90 per Mcf in the current period compared to $0.84 per Mcf for the three-month period ended March 31, 2021 primarily due primarily to an increase in the Columbia filed tariff rate and electric charges.

Production decreased 7.8% from 652 MMcf for the three months ended March 31, 2021 to 602 MMcf for the three months ended March 31, 2022 due to normal production declines.

General and administrative expenses paid by the Trust for each of the three-month periods ended March 31, 2022 and March 31, 2021 were $0.4 million. Cash reserves of $0.1 million were withheld for each of the three-month periods ended March 31, 2022 and March 31, 2021.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In November 2021, the Trustee notified the Sponsor that the Trustee has determined to increase its targeted cash reserve for the payment of future expenses and liabilities to approximately $3.8 million. In February 2022, the Trustee withheld $90,000 from funds otherwise available for distribution and plans to continue to withhold the greater of $90,000 or 10% until the cash reserve exceeds its initial target of $1.8 million. Thereafter the Trustee will withhold $66,175 per quarter until a total of approximately $3.8 million in cash reserves is withheld. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the quarter ended March 31, 2022, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of March 31, 2022, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $1.4 million plus a minimal amount of interest toward the building of the $3.8 million cash reserve.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2021 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based upon NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended March 31, 2022. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2022, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2021 Form 10-K. No material changes to such risk factors have occurred since the filing of such report.

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

Date: May 13, 2022

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

