Form 10-Q
period 2022-09-30
ECA Marcellus Trust I
filed 2022-11-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

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

As of November 13, 2022, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	September 30,	December 31,
	2022	2021
ASSETS:
Cash	$1,718,113	$1,703,483
Royalty income receivable	3,675,092	2,636,468
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(339,149,473)	(338,156,565)
Net royalty interest in gas properties	12,950,527	13,943,435

Total Assets	$18,343,732	$18,283,386

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$3,164,396	$2,390,496
Trust corpus; 17,605,000 common units authorized, issued and outstanding	15,179,336	15,892,890

Total Liabilities and Trust Corpus	$18,343,732	$18,283,386

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2022	2021	2022	2021
Royalty income	$9,234,899	$3,658,536	$3,675,092	$1,605,155
Net proceeds to Trust	$9,234,899	$3,658,536	$3,675,092	$1,605,155

General and administrative expense	(1,046,622)	(951,246)	(426,598)	(114,581)
Interest income	12,607	109	10,731	41

Income available for distribution prior to cash reserves	$8,200,884	$2,707,399	$3,259,225	$1,490,615

Cash reserves withheld by Trustee	(270,000)	(329,061)	(90,000)	(149,061)
Interest withheld on cash reserves	(5,856)	(75)	(4,828)	(28)

Distributable income available to unitholders	$7,925,027	$2,378,262	$3,164,397	$1,341,525

Distributable income per common unit
(17,605,000 units authorized and outstanding)	$0.450	$0.135	$0.180	$0.076

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Three Months Ended
	September 30,
	2022	2021
Trust Corpus, Balance at July 1,	$15,395,449	$16,472,968
Cash reserves withheld, including interest	94,828	149,090
Distributable income	3,164,397	1,341,525
Distributions paid or payable to unitholders	(3,156,060)	(1,344,869)
Amortization of royalty interest in gas properties	(319,278)	(409,274)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at September 30,	$15,179,336	$16,209,440

	Nine Months Ended
	September 30,
	2022	2021
Trust Corpus, Balance at January 1,	$15,892,890	$17,133,939
Cash reserves withheld, including interest	275,856	329,137
Distributable income	7,925,027	2,378,262
Distributions paid or payable to unitholders	(7,921,530)	(2,388,794)
Amortization of royalty interest in gas properties	(992,908)	(1,243,104)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at September 30,	$15,179,336	$16,209,440

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine months ended September 30, 2022 and 2021 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2021 or during the three and nine months ended September 30, 2022. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of September 30, 2022, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended September 30, 2022.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of September 30, 2022, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

On July 31, 2020 Columbia submitted an application to the Federal Energy Regulatory Commission (“FERC”) to increase certain tariff rates effective February 1, 2021. The FERC issued an Order Accepting and Suspending Filing, Subject to Refund on August 31, 2021. As proposed, this tariff filing would increase the tariff rate from $0.23/MMbtu to $0.41/MMbtu on the applicable contracts. The tariff filing was protested at the FERC, and on October 29, 2021 Columbia submitted the Stipulation and Agreement of Settlement and Motion for Shortened Comment Period in Docket No. RP20-1060-005 (the “Settlement”). The Settlement, which FERC approved on February 25, 2022, resolves all remaining issues set for hearing by the FERC in the consolidated proceedings and adjusts the tariff rate to $0.3154/MMbtu effective December 1, 2021, requiring Columbia to issue a refund on the difference between the initial increased rate and the final rate. Greylock Production received the refund from Columbia in April 2022 and distributed a refund of $102,075 to the Trust which was reflected in Royalty Income during the three months ended June 30, 2022.

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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2020 and 2021 attributable primarily to the economic effects of the COVID-19 pandemic, followed by the gradual return of demand for natural gas as economies reopened. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Neither Greylock nor the Trustee can predict the full impact that COVID-19 or the current significant disruption and volatility in the natural gas markets will have on Greylock’s business, cash flows, liquidity, financial condition or results of operations. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” in Item 1A of the 2021 Form 10-K. Meanwhile, the outbreak of armed conflict between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on the Russian Federation may have a destabilizing effect on the European continent and the global natural gas markets. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. Although these events are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock nor the Trustee can predict the progress or outcome of the military conflict in Ukraine, as the conflict, and any resulting government reactions, are rapidly developing and beyond the control of Greylock or the Trust. The recent rise in the rate of inflation, leading to increases in interest rates and a potentially recessionary economic environment in the United States, also could have a negative effect on the demand for natural gas. As a result, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period of time. Low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders. For example, there were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020, or September 30, 2020 as Trust expenses exceeded net revenues to the Trust.

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

Results of Trust Operations

For the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Distributable income for the three months ended September 30, 2022 increased to $3.2 million from $1.3 million for the three months ended September 30, 2021. Compared to the quarter ended September 30, 2021, royalty income increased by $2.1 million while general and administrative expenses increased by $0.3 million.

Royalty income increased to $3.7 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021, an increase of $2.1 million. This increase was due to an increase in the average sales price between periods offset slightly by a decrease in production.

The average price realized for the three months ended September 30, 2022 increased $4.04 per Mcf to $6.49 per Mcf as compared to $2.45 per Mcf for the three months ended September 30, 2021. The increase in the average sales price realized for natural gas production was due to a higher average sales price and a decrease in other post-production costs during the period. The average sales price, before post-production costs, increased from $3.44 per Mcf for the three months ended September 30, 2021 to $7.38 per Mcf for the three months ended September 30, 2022. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $8.19 per MMBtu compared to the weighted average monthly closing NYMEX price of $4.01 per MMBtu for the three months ended September 30, 2021. The average Basis per MMBtu realized for the three months ended September 30, 2022 decreased $0.36 per Mcf to minus $1.06 per Mcf as compared to minus $0.69 per Mcf for the three months ended September 30, 2021.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased slightly to $0.89 per Mcf in the current period compared to $0.99 per Mcf for the three-month period ended September 30, 2021 primarily related to a decrease in firm transportation cost.

Production decreased 13.6% from 656 MMcf for the three months ended September 30, 2021 to 566 MMcf for the three months ended September 30, 2022 due to normal production declines.

General and administrative expenses paid by the Trust increased to $0.4 million for the three-month period ended September 30, 2022 compared to $0.1 million for the three-month period ended September 30, 2021. This increase was primarily due to an increase in professional services expenses due to timing of payments. Cash reserves of $0.1 million were withheld for each of the three-month periods ended September 30, 2022 and September 30, 2021.

For the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Distributable income for the nine months ended September 30, 2022 increased to $7.9 from $2.4 million for the nine months ended September 30, 2021. Compared to the nine months ended September 30, 2021, royalty income increased by $5.6 million and general and administrative expenses decreased by $0.1 million.

Royalty income increased to $9.2 million for the nine months ended September 30, 2022 from $3.7 million for the nine months ended September 30, 2021, an increase of $5.6 million. This increase was due to an increase in the average sales price between periods partially offset by slightly lower production between periods.

The average price realized for the nine months ended September 30, 2022 increased $3.41 per Mcf to $5.24 per Mcf as compared to $1.84 per Mcf for the nine months ended September 30, 2021. The increase in the average sales price realized for natural gas production was due primarily to a higher average sales price and lower post-production costs associated with firm transportation during the period. The average sales price, before post-production costs, increased from $2.77 per Mcf for the nine months ended September 30, 2021 to $6.10 per Mcf for the nine months ended September 30, 2022. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $6.71 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.17 per MMBtu for the nine months ended September 30, 2021. This increase was partially offset by a decrease in the average Basis per MMBtu in the current period at minus $0.79 per MMBtu compared to the prior period Basis of minus $0.49 per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.86 per Mcf in the current period compared to $0.93 per Mcf for the nine-month period ended September 30, 2021 primarily related to a decrease in firm transportation.

Production decreased 11.6% from 1,991 MMcf for the nine months ended September 30, 2021 to 1,761 MMcf for the nine months ended September 30, 2022. The decreased production was the result of natural production declines that occur during the life of a well.

General and administrative expenses paid by the Trust increased slightly for the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021. This slight increase was primarily due to a decrease in professional services expenses due to timing of payments. Cash reserves of $0.3 million were withheld for each of the nine-month periods ended September 30, 2022 and September 30, 2021.

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

Commencing with the distribution paid to unitholders in the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In November 2021, the Trustee notified the Sponsor that the Trustee has determined to increase its targeted cash reserve for the payment of future expenses and liabilities to approximately $3.8 million. In February 2022, the Trustee withheld $90,000 from funds otherwise available for distribution and plans to continue to withhold the greater of $90,000 or 10% until the cash reserve exceeds its initial target of $1.8 million. Thereafter the Trustee will withhold $66,175 per quarter until a total of approximately $3.8 million in cash reserves is withheld. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For the quarter ended September 30, 2022, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of September 30, 2022, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $1.6 million plus a minimal amount of interest toward the building of the $3.8 million cash reserve.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based upon NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended September 30, 2022. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2022, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

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

Date: November 14, 2022

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