Form 10-K
period 2022-12-31
ECA Marcellus Trust I
filed 2023-03-23
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $27,463,800.
As of March 22, 2023, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.
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

i

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

•
conditions in the capital markets;

•
the impact of the COVID-19 pandemic and the measures implemented to contain it;

•
the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global natural gas markets;

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

Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2022 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the “Trust Wells”.
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
Unless sooner terminated, as discussed in detail below under the caption “— Duration of the Trust; Sale of Royalty Interests,” the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”). The Term Royalty Interests will revert automatically to Greylock Production at the Termination Date, and the Perpetual Royalty Interests will be sold pursuant to a marketing process expected to commence soon thereafter, with the net proceeds, if any, from the sale to be distributed pro rata to the unitholders. Greylock Production has a right of first refusal to purchase the Royalty Interests being sold by the Trust following the termination of the Trust.

As described below under “— Duration of the Trust; Sale of Royalty Interests,” the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2022 were $11.6 million.
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
Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued in 2020, this withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.
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
The post-production costs for the Trust’s natural gas produced and sold averaged $0.84 per MMBtu and $0.91 per MMBtu for the years ended December 31, 2022 and 2021, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.
Greylock Production has an agreement with Columbia Gas Transmission, LLC (“Columbia”) to provide firm transportation downstream of the GCGS for 45,000 MMBtu per day (the “Transportation Agreement”). The Transportation Agreement has been in effect since August 1, 2011 and provides for firm transportation at Columbia’s filed tariff rate, which is currently $0.3154 per MMBtu at one hundred percent load factor. As amended by Greylock Production and Columbia in September 2020, the Transportation Agreement will terminate on December 31, 2024.
Greylock Production and Columbia had an additional agreement, as amended in September 2020, to provide firm transportation downstream of the GCGS for 52,550 MMBtu per day that will utilize Columbia’s Mountaineer XPress Project (the “MXP Agreement”). This firm transportation arrangement went into effect on January 18, 2019, and was at a fixed demand rate of $0.50 per MMBtu at one hundred percent load factor plus applicable Columbia tariff surcharges until its termination on December 31, 2022.
Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs; however, the Trust was not charged for the costs associated with modifying the firm transportation agreements with Columbia, including the difference between the base negotiated rate and the increased negotiated rate in September 2020 and December 2021 under the MXP Agreement.
On July 31, 2020 Columbia submitted an application to the Federal Energy Regulatory Commission (“FERC”) to increase certain tariff rates effective February 1, 2021. The FERC issued an Order Accepting and Suspending Filing, Subject to Refund on August 31, 2021. As proposed, this tariff filing would have increased the tariff rate from $0.23/MMBtu to $0.41/MMBtu on the applicable contracts. The tariff filing was protested at the FERC, and on February 25, 2022, the FERC approved the Stipulation and Agreement of Settlement and Motion for Shortened Comment Period submitted by Columbia, which resolved all remaining issues set for hearing in the consolidated proceedings and adjusted the tariff rate to $0.3154/MMBtu effective December 1, 2021, requiring Columbia to issue a refund on the difference between the initial increased rate and the final rate. Greylock Production received the refund from Columbia in April 2022 and distributed a refund of $102,075 to the Trust, which was reflected in Royalty Income during the year ended December 31, 2022.
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
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016 the EPA published a second NSPS for oil and gas sources that requires operators to reduce volatile organic compound (and methane) emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023.
The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact Greylock Production’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan (“FIP”) for the ozone standard for Pennsylvania and certain other states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. On December 16, 2021, the EPA published its formal finding that the State of Pennsylvania had failed to submit a state plan to address those emissions control requirements for oil and gas sources; under the CAA, the EPA must promulgate a FIP for the relevant sources and control requirements within two years if the Pennsylvania Department of Environmental Protection (“PDEP”) has not submitted, and the EPA has not approved, the required state plan. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit Greylock Production’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Although Greylock Production may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time Greylock Production does not expect that such requirements will have a material adverse effect on its operations.
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
In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015 (the “Methane Rule”). More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.
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
Water Discharges.   The federal Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and waters of the state, respectively. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the analogous state agency. The PADEP is authorized by the EPA to issue National Pollutant Discharge Elimination System (“NPDES”) permits for direct discharges to surface waters in the State of Pennsylvania. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian, an area that includes the State of Pennsylvania. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Additionally, in 2010 the PADEP adopted a permitting policy concerning surface water discharges from CWT facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
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

How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact Greylock Production’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. The 2023 rule is already subject to litigation, including motions for preliminary injunctions to prevent the 2023 rule from going into effect. One issue raised in the litigation is that a U.S. Supreme Court decision in the Sackett II case is expected in mid-2023 and will likely address the definition of wetlands in the 2023 rule. Greylock’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the pending litigation over the 2023 rule and expected Supreme Court decision.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA and/or Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), restricts or prohibits activities that may affect endangered and threatened species or their habitats. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has stated its intention to revise other rules, but that has not yet occurred. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. Designation of new species as threatened or endangered could cause Greylock Production to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. The White House Council on Environmental Quality (“CEQ”) is expected to publish a round-two rulemaking in early 2023 that will make more significant revisions to the Trump-era rule. In addition, in early 2023 CEQ issued Guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. The 2022 regulatory changes may not have a significant impact on federal reviews related to Greylock Production actions because the Trump Administration rule was never fully implemented by the agencies; however, the 2023 CEQ Guidance may increase agency review times as may future regulatory changes.
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
Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation (“NOV”) from PADEP relating to Legacy ECA’s operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement (“COA”) with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2022 and 2021, with respect to the Underlying Properties.
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
Duration of the Trust; Sale of Royalty Interests
The Trust is expected to remain in existence until the Termination Date, which is March 31, 2030, at which time it will begin to liquidate. The Trust will dissolve and commence winding up its business and affairs prior to the Termination Date if:

•
the Trust sells all of the Royalty Interests;

•
gross proceeds attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million;

•
the holders of a majority of the outstanding Trust units vote in favor of dissolution; or

•
the Trust is judicially dissolved.

Following the earlier of the Termination Date or any of the foregoing dissolution triggering events, the Trustee would sell all of the Trust’s assets, either by private sale or public auction (in accordance with the procedures described below under “— Greylock Production’s Right of First Refusal”), and distribute the net proceeds of the sale to the Trust unitholders.
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
Federal Income Tax Considerations
The Trust’s United States federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to Legacy ECA and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust’s gross income will be qualifying income within the meaning of IRC Section 7704. The Trust’s United States federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Prospectus (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors — Tax Risks Related to the Trust Units, the Trust has not requested a ruling from the IRS regarding its federal income tax reporting positions and its positions may not be sustained by a court if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
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

•
the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global natural gas markets;

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the price and availability of alternative fuels;

•
the proximity, capacity, cost and availability of gathering and transportation facilities;

•
the volatility and uncertainty of regional pricing differentials;

•
acts of force majeure;

•
governmental regulations and taxation; and

•
energy conservation and environmental measures.

A substantial or extended decline in natural gas prices, such as the significant and rapid decline that occurred in 2020, will reduce profits to which the Trust is entitled and therefore the amount of cash available for distribution to Trust unitholders. For example, there were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020 or September 30, 2020, as Trust expenses exceeded net revenues to the Trust, largely due to the economic effects of the COVID-19 pandemic that prevailed at the time. A prolonged period of low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the royalty interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.
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
Greylock Production and Columbia Gas Transmission, LLC are parties to an agreement relating to firm transportation downstream of the GCGS for 45,000 MMBtu as described under “— Marketing and Post-Production Services” in Item 1. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs. In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production’s customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Trust’s interests will reduce the proceeds received by the Trust.
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

•
Any third-party post-production costs incurred and associated with the Trust’s interests reduces cash received by the Trust or available for distribution by the Trust to the holders of the Trust units, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production’s agreement with a third party to obtain firm transportation downstream of the GCGS for 45,000 MMBtu per day at the third party’s filed tariff rate, which equates to $0.2508 per MMBtu at a one hundred percent load factor through November 30, 2021 and $0.3154 per MMBtu at a one hundred percent load factor thereafter. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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
Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Accordingly, in addition to previously withheld funds of $976,550, in 2022 and 2021 the Trustee withheld $404,389 and $419,061, respectively, from the funds otherwise available for distribution, for an aggregate amount of $1.8 million as of December 31, 2022. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve to approximately $3.8 million. The Trustee achieved its initial target of $1.8 million in the quarter ended December 31, 2022 and currently plans to withhold $66,175 per quarter until a total of approximately $3.8 million in cash reserves is withheld. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
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
The Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Sale of all the Royalty Interests will result in the dissolution of the Trust. The net proceeds of any such sale will be distributed to the Trust unitholders. Unless sooner terminated, the Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. The Term Royalty Interests will automatically revert to Greylock Production at the Termination Date, while the Perpetual Royalty Interests will be sold pursuant to a marketing process expected to commence soon thereafter, with the net proceeds, if any, to be distributed to the unitholders (including Greylock Production to the extent of any Trust units it owns). Greylock Production has a right of first refusal to purchase the Royalty Interests being sold by the Trust following the termination of the Trust.
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
As of December 31, 2022, Greylock Production held no common units, while select Private Investors held common units. In connection with the Trust’s formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of common units by such holders. If the Private Investors were to sell or offer to sell a substantial number of common units, the market price of the units could be adversely affected.
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
In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has taken a number of steps aimed at gathering information about, and reducing the emissions of, GHGs from industrial sources, including oil and natural gas sources. The EPA has adopted rules requiring the reporting of GHG emissions from oil, natural gas and NGL production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing. The EPA has also adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are established by the states. This rule could adversely affect Greylock Production’s operations upon the Underlying Properties and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In June 2016, the EPA adopted the Methane Rule, which established requirements to control GHG emissions from oil and gas sources that are constructed, modified, or reconstructed after September 18, 2015. More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed methane emissions guidelines for existing sources is unclear. Nevertheless, regulations promulgated under the CAA may require Greylock Production to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.
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
In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” In late 2022, the Working Group proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.
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
Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in 2018, 2019, 2020 and 2021 the then-sitting Governor of Pennsylvania proposed a tiered severance tax on the value of natural gas at the wellhead and the Governor continued to make statements promoting the enactment of a severance tax. While the details of those proposals were unclear, the Governor had indicated the percentage may vary between 3 percent and 5 percent depending on sales pricing. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. To date, Pennsylvania’s new Governor, who took office in January 2023, has not put forth any proposal for the enactment of a severance tax. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders. Pennsylvania already imposes an “Impact fee” based on production, the effect of which is similar to that of a severance tax.
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
Non-U.S. Persons.   Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on distributions made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued in 2020, this withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for United States federal and state income tax purposes) occurring on or after January 1, 2022.
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
Item 1B.
Unresolved Staff Comments.

None.
Item 2.
Properties.

The Underlying Properties
The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2022, the total natural gas reserves attributable to the Trust interests were 23.1 Bcf. Greylock Production continues to be the operator of all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to remain so. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves
Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2022. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.
Proved reserves of the Royalty Interests.   The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2022, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC’s rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2022 through December 31, 2022, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $5.87 per Mcf. The net revenues attributable to the Trust’s reserves are net of the Trust’s obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust’s interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 19, 2022 is included as Appendix A to this report.
Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
	(Dollars in thousands)
Royalty Interests:
Proved Developed	23,059	$114,019	$58,193

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
Greylock Production’s reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over eleven years of oil and gas industry experience with seven years directly related in Reservoir Engineering. During that time, he has focused on reserves estimates and economics.
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
The following table shows the high and low sales/bid prices, as applicable, per Trust unit as reported on the OTC Pink Market, as applicable, for the periods indicated. Quotations on the OTC Pink reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.
	High	Low
Calendar Quarter 2022
First Quarter	$1.54	$0.63
Second Quarter	$3.32	$1.46
Third Quarter	$3.50	$1.29
Fourth Quarter	$2.91	$2.03
Calendar Quarter 2021
First Quarter	$0.40	$0.19
Second Quarter	$0.55	$0.27
Third Quarter	$0.72	$0.47
Fourth Quarter	$1.05	$0.46
At March 21, 2023, the 17,605,000 units outstanding were held by 25 unitholders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2022.
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
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All trust units share in all cash distributions on a pro rata basis. As of December 31, 2022 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.
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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2020 and 2021 attributable primarily to the economic effects of the COVID-19 pandemic, followed by the gradual return of demand for natural gas as economies reopened. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Meanwhile, the outbreak of armed conflict between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which has further enhanced the volatility in natural gas prices over the last year. Given the dynamic nature of these events, neither Greylock Energy nor the Trust can reasonably estimate the period of time that these market conditions will persist. As a result of these and other factors, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period of time.
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

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on distributions made to non-U.S. persons. As a result of the TCJA enacted in December 2017, a non-U.S. holder’s gain on the sale of Trust units is now treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued in 2020, this withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for United States federal and state income tax purposes) occurring on or after January 1, 2022.
Results of Trust Operations
For the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021
Distributable income for the year ended December 31, 2022 increased to $10.1 million from $4.8 million for the year ended December 31, 2021. Compared to the year ended December 31, 2021, royalty income increased $5.3 million while general and administrative expenses remained relatively flat.
Royalty income increased from $6.3 million for the year ended December 31, 2021 to $11.6 million for the year ended December 31, 2022, an increase of $5.3 million. This was due to an increase in the average realized price partially offset by a decrease in production.
The average price realized for the year ended December 31, 2022 increased $2.58 per Mcf to $4.96 per Mcf as compared to $2.38 for the year ended December 31, 2021. The increase in the average sales price for gas production was due primarily to an increase in the weighted average monthly closing NYMEX price partially offset by a decrease to the average Basis. The average sales price, before post-production costs, increased from $3.32 per Mcf for the year ended December 31, 2021 to $5.83 per Mcf for the year ended December 31, 2022. This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $6.60 per MMBtu compared to the year ended December 31, 2021 weighted average monthly closing NYMEX price of $3.83 per MMBtu, and to a lesser extent to a $0.34 per MMBtu decrease in the average Basis to $(0.95) per MMBtu in the current period compared to the prior period Basis of $(0.61) per MMBtu.
Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.87 per Mcf for the year ended December 31, 2022 as compared to $0.94 per Mcf for the year ended December 31, 2021 primarily due to a refund received from Columbia during the year ended December 31, 2022.
Production decreased 11.5% from 2,648 MMcf for the year ended December 31, 2021 to 2,343 MMcf for the year ended December 31, 2021.
General and administrative expenses paid by the Trust remained relatively flat at $1.1 million for each of the years ended December 31, 2022 and 2021. In each of the years ended December 31, 2022 and 2021, the Trustee withheld approximately $0.4 million towards the cash reserve that the Trustee has established for the payment of future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income in each of the years ended December 31, 2022 and 2021.
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
Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve to approximately $3.8 million. The Trustee achieved its initial target of $1.8 million in the quarter ended December 2022 and currently plans to withhold $66,175 per quarter until a total of approximately $3.8 million in cash reserves is withheld. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. In 2022 and 2021, the Trustee withheld $404,389 and $419,061, respectively, from the funds otherwise available for distribution. As of December 31, 2022, the Trustee has withheld from the funds otherwise available for distribution a total amount of $1,800,000, plus $22,420 of interest, toward the building of the $3.8 million cash reserve.
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
Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U) — US City Average for the immediately preceding calendar year, not to exceed +/− 3% in any one year. This fee was $161,325 and $167,027 in 2021 and 2022, respectively. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.
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
Critical Accounting Policies and Estimates
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
Royalty Interest in Gas Properties:
The Royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2022 or 2021, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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

Item 8.
Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2022 and 2021, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2022 and 2021, and the results of its distributable income and trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Net Royalty Interest in Gas Properties
Description of the Matter	At December 31, 2022, the Trust’s net royalty interest in gas properties was $12.6 million. As discussed in Note 3 to the financial statements, the net royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary

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
Pittsburgh, Pennsylvania
March 23, 2023

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus
As of December 31,
	2022	2021
ASSETS:
Cash	$2,169,420	$1,703,483
Royalty income receivable	2,387,846	2,636,468
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(339,477,839)	(338,156,565)
Net royalty interest in gas properties	12,622,161	13,943,435
Total Assets	$17,179,427	$18,283,386
LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$2,187,332	$2,390,496
Trust corpus; 17,605,000 common units authorized, issued and outstanding	14,992,095	15,892,890
Total Liabilities and Trust Corpus	$17,179,427	$18,283,386
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income
	Year Ended December 31, 2022	Year Ended December 31, 2021
Royalty income	$11,622,745	$6,295,004
Net proceeds to Trust	$11,622,745	$6,295,004
General and administrative expense	(1,123,128)	(1,107,241)
Interest income	34,227	162
Income available for distribution prior to cash reserves	10,533,844	5,187,925
Cash reserves withheld by Trustee	(404,389)	(419,061)
Interest withheld on cash reserves	(17,096)	(106)
Distributable income available to unitholders	$10,112,359	$4,768,758
Distributable income per common unit (17,605,000 units authorized and outstanding for 2022 and 2021)	$0.574	$0.271
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus
	Year Ended December 31, 2022	Year Ended December 31, 2021
Trust Corpus, Beginning of Period	$15,892,890	$17,133,939
Cash reserves withheld, including interest	421,485	419,167
Distributable income	10,112,359	4,768,758
Distributions paid or payable to unitholders	(10,113,365)	(4,775,745)
Amortization of royalty interest in gas properties	(1,321,274)	(1,653,299)
Impairment of royalty interest in gas properties	—	—
Trust Corpus, End of Period	$14,992,095	$15,892,890
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
Unless sooner terminated as provided in the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”). The Term Royalty Interests will revert automatically to Greylock Production at the Termination Date, and the Perpetual Royalty Interests will be sold pursuant to a marketing process expected to commence soon thereafter, with the net proceeds, if any, from the sale to be distributed pro rata to the unitholders. Greylock Production has a right of first refusal to purchase the Royalty Interests being sold by the Trust following the termination of the Trust.
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

Royalty Interest in Gas Properties:
The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2022 or 2021, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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
NOTE 5. Income Taxes
The Trust is a Delaware statutory trust, which is taxed as a partnership for United States federal and state income tax purposes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2022 or 2021.
NOTE 6. Related Party Transactions
Trustee Administrative Fee:
Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee was $161,325 and

$167,027 in 2021 and 2022, respectively. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.
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
The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust’s interest from January 1, 2021 to December 31, 2022:
Natural Gas (MMcf)
Balance at January 1, 2021	24,984
Revisions of previous estimates	2,393
Production	(2,648)
Balance at December 31, 2021	24,729
Revisions of previous estimates	673
Production	(2,343)
Balance at December 31, 2022	23,059
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
	2022	2021
Future cash inflows	$135,464	$82,810
Future production costs	(21,445)	(23,492)
Future net cash flows before discount	114,019	59,318
10% discount to present value	(55,826)	(28,190)
Standardized measure of discounted future net cash flows(1)	$58,193	$31,128

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:
The following schedule reconciles the changes from January 1, 2021 to December 31, 2022 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):
Standardized measure, January 1, 2021	$8,731
Net proceeds to the Trust	(6,295)
Revisions of previous estimates	3,013
Accretion of discount	873
Net change in price and production cost	20,310
Other	4,496
Standardized measure, December 31, 2021	$31,128
Net proceeds to the Trust	(11,623)
Revisions of previous estimates	1,699
Accretion of discount	3,113
Net change in price and production cost	28,315
Other	5,561
Standardized measure, December 31, 2022	$58,193

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
Trustee’s Report on Internal Control over Financial Reporting
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.
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

Changes in Internal Control over Financial Reporting.   During the quarter ended December 31, 2022, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.
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
Item 11.   Executive Compensation.
During the years ended December 31, 2021 and 2022, the Trustee received administrative fees from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units as of March 22, 2023.
(b)
Security Ownership of Management.

Not applicable.
(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2022 and 2021 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee
Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee has increased the annual fee each year. The annual fee was $161,325 and $167,027 in 2021 and 2022, respectively. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ended December 31, 2022 and 2021 included administrative fees of approximately $167,027 and $161,325, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.
Director Independence
The Trust does not have a board of directors.
Item 14.   Principal Accountant Fees and Services.
The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2023. During fiscal 2022 and 2021, Ernst & Young LLP served as the Trust’s independent registered public accounting firm.
The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2022 and 2021 by Ernst & Young LLP:
	2022	2021
Audit fees(1)	$171,500	$156,000
Audit-related fees	—	—
Tax fees	205,000	205,000
All other fees	—	—
Total fees	$376,500	$361,000

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

10.4	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

Exhibit Number		Description
10.5	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.6	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.7	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.8	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.11 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.9	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America (Incorporated herein by reference to Exhibit 10.12 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of Ryder Scott Company, L.P.
31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Report of Ryder Scott Company, L.P. dated December 19, 2022 (included in Appendix A to this report).

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
March 23, 2023
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

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
The Trust does not send an annual report to security holders or proxy material with respect to any annual or other meeting of security holders to its security holders.

Appendix A-1
December 19, 2022
ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002
Ladies and Gentlemen:
At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2022. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on December 19, 2022 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.
The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2022.
The estimated reserves and future net income amounts presented in this report, as of December 31, 2022 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.
1100 LOUISIANA, SUITE 4600	HOUSTON, TEXAS 77002-5294	TEL (713) 651-9191	FAX (713) 651-0849
SUITE 2800, 350 7TH AVENUE, S.W.	CALGARY, ALBERTA T2P 3N9	TEL (403) 262-2799

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2022
Total Proved Developed Producing
Net Reserves
Gas – MMcf	23,059
Income Data ($M)
Future Gross Revenue	$135,464
Deductions	21,445
Future Net Income (FNI)	$114,019
Discounted FNI @ 10%	$58,193
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
Discounted Future Net Income ($M) As of December 31, 2022
Discount Rate Percent	Total Proved
9	$60,928
12	$53,495
15	$47,880
18	$43,462
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
Reserves are “estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations.” All reserves estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal categories, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves and may be further sub-categorized as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust’s request, this report addresses only the proved reserves attributable to the properties evaluated herein.
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
All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through November 2022. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.
To estimate economically producible proved oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be anticipated to be economically producible from a given date forward based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined. While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may increase or decrease from those under existing economic conditions, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

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
We furnished the Trust with the above mentioned average benchmark price in effect on December 31, 2022. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the “benchmark price” and “price reference” used for the geographic area included in the report.
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
Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$6.358/MMBTU	$5.87/Mcf

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
Prior to becoming an officer of the Company, Ryder Scott requires that staff engineers and geoscientists receive professional accreditation in the form of a registered or certified professional engineer’s license or a registered or certified professional geoscientist’s license, or the equivalent thereof, from an appropriate governmental authority or a recognized self-regulating professional organization. Regulating agencies require that, in order to maintain active status, a certain amount of continuing education hours be completed annually, including an hour of ethics training. Ryder Scott fully supports this technical and ethics training with our internal requirement mentioned above.
We are independent petroleum engineers with respect to the Trust. Neither we nor any of our employees have any financial interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.
The results of this study, presented herein, are based on technical analyses conducted by teams of geoscientists and engineers from Ryder Scott. The professional qualifications of the undersigned, the technical person primarily responsible for overseeing the evaluation of the reserves information discussed in this report, are included as an attachment to this letter.
Terms of Usage
The results of our third party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by the Trust.

The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2022 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.
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
Very truly yours,
RYDER SCOTT COMPANY, L.P.
TBPELS Firm Registration No. F-1580
/s/ Stephen E. Gardner

Stephen E. Gardner, P.E.                     [SEAL]
Colorado License No. 44720
Managing Senior Vice President
SEG (GR)/pl

Professional Qualifications of Primary Technical Person
The conclusions presented in this report are the result of technical analysis conducted by teams of geoscientists and engineers from Ryder Scott Company, L.P. Mr. Stephen E. Gardner is the primary technical person responsible for the estimate of the reserves, future production and income.
Mr. Gardner, an employee of Ryder Scott Company, L.P. (Ryder Scott) since 2006, is a Managing Senior Vice President responsible for ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. For more information regarding Mr. Gardner’s geographic and job specific experience, please refer to the Ryder Scott Company website at https://ryderscott.com/employees/denver-employees.
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
In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2021 continuing education hours, Mr. Gardner attended the annual Ryder Scott Reserves Conference, which covered a variety of reserves topics including analysis techniques for unconventional reservoirs, ESG issues, reserves definitions and guidelines, SEC comment letter trends, and others. In addition, Mr. Gardner participated in various SPE and SPEE technical seminars, and other internal company training courses throughout the year covering topics such as reserves evaluation methods and evaluation software, ethics, regulatory issues, greenhouse gas management, and more.
Based on his educational background, professional training and more than 16 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of June 2019.

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

(iv)
Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

(A)
Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

2

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

3

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