Form 10-Q
period 2023-06-30
ECA Marcellus Trust I
filed 2023-08-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

As of August 14, 2023, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS:
Cash	$2,012,062	$2,169,420
Royalty income receivable	582,893	2,387,846
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(340,083,458)	(339,477,839)
Net royalty interest in gas properties	12,016,542	12,622,161

Total Assets	$14,611,497	$17,179,427

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$4,926	$2,187,332
Trust corpus; 17,605,000 common units authorized, issued and outstanding	14,606,571	14,992,095

Total Liabilities and Trust Corpus	$14,611,497	$17,179,427

See notes to the unaudited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Royalty income	$1,748,436	$5,559,807	$582,893	$3,458,976

Net proceeds to Trust	$1,748,436	$5,559,807	$582,893	$3,458,976

General and administrative expense	(827,810)	(620,024)	(494,730)	(262,981)
Interest income	57,099	1,876	27,592	1,817

Income available for distribution prior to cash reserves	$977,725	$4,941,659	$115,755	$3,197,812

Cash reserves withheld by Trustee	(180,000)	(180,000)	(90,000)	(90,000)
Interest withheld on cash reserves	(37,643)	(1,028)	(20,829)	(995)

Distributable income available to unitholders	$760,082	$4,760,631	$4,926	$3,106,817

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.043	$0.270	$0.000	$0.176

See notes to the unaudited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Trust Corpus, Balance at April 1,	$14,811,172	$15,639,928
Cash reserves withheld, including interest	110,829	90,995
Distributable income	4,926	3,106,817
Distributions paid or payable to unitholders	(6,785)	(3,107,873)
Amortization of royalty interest in gas properties	(313,572)	(334,418)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at June 30,	$14,606,571	$15,395,449

	Six Months Ended
	June 30,
	2023	2022
Trust Corpus, Balance at January 1,	$14,992,095	$15,892,890
Cash reserves withheld, including interest	217,643	181,028
Distributable income	760,082	4,760,631
Distributions paid or payable to unitholders	(757,630)	(4,765,471)
Amortization of royalty interest in gas properties	(605,619)	(673,630)
Impairment of royalty interest in gas properties	-	-

Trust Corpus, Balance at June 30,	$14,606,571	$15,395,449

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six months ended June 30, 2023 and 2022 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2022 or during the three and six months ended June 30, 2023. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of June 30, 2023, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended June 30, 2023.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of June 30, 2023, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2020 and 2021 attributable primarily to the economic effects of the COVID-19 pandemic, followed by the gradual return of demand for natural gas as economies reopened. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Meanwhile, the outbreak of armed conflict between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruption for oil and natural gas, which has further enhanced the volatility in natural gas prices since early 2022. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. Although these events are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock nor the Trustee can predict the progress or outcome of the military conflict in Ukraine, as the conflict, and any resulting government reactions, are evolving and beyond the control of Greylock or the Trust. Although the inflation rate has declined from the higher levels experienced in 2022 and early 2023, the resulting increases in interest rates since the first quarter of 2022 and the prospect of a possible recession in the near future also could have a negative effect on the demand for natural gas. Given the dynamic nature of these events, neither Greylock Energy nor the Trust can reasonably estimate the period of time that these market conditions will persist. As a result, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period of time. Low natural gas prices will reduce revenues to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders. For example, there were no distributions to unitholders for the quarters ended March 31, 2020, June 30, 2020, or September 30, 2020 as Trust expenses exceeded net revenues to the Trust.

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

Results of Trust Operations

For the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Distributable income for the three months ended June 30, 2023 decreased to $4,926 from $3.1 million for the three months ended June 30, 2022. Compared to the quarter ended June 30, 2022, royalty income decreased by $3.0 million while general and administrative expenses increased by $0.2 million.

Royalty income decreased to $0.6 million for the three months ended June 30, 2023 from $3.5 million for the three months ended June 30, 2022, a decrease of $2.9 million. This decrease was due to a decrease in the average sales price between periods and a decrease in production.

The average price realized for the three months ended June 30, 2023 decreased $4.81 per Mcf to $1.02 per Mcf as compared to $5.83 per Mcf for the three months ended June 30, 2022. The decrease in the average sales price realized for natural gas production was due to a lower average sales price offset partially from a decrease in other post-production costs during the period. The average sales price, before post-production costs, decreased from $6.62 per Mcf for the three months ended June 30, 2022 to $1.63 per Mcf for the three months ended June 30, 2023. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.10 per MMBtu compared to the weighted average monthly closing NYMEX price of $7.12 per MMBtu for the three months ended June 30, 2022. The average Basis per MMBtu realized for the three months ended June 30, 2023 decreased $0.19 per Mcf to minus $0.52 per Mcf as compared to minus $0.71 per Mcf for the three months ended June 30, 2022.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.61 per Mcf in the current period compared to $0.78 per Mcf, net of the Columbia FERC tariff settlement described in “—Overview”, for the three-month period ended June 30, 2022, primarily due to a decrease in firm transportation cost.

Production decreased 3.4% from 593 MMcf for the three months ended June 30, 2022 to 573 MMcf for the three months ended June 30, 2023 due to normal production declines.

General and administrative expenses paid by the Trust were $0.5 million for the three-month period ended June 30, 2023 compared to $0.3 million for the three-month period ended June 30, 2022, an increase of $0.2 million. This increase primarily resulted from higher professional services expenses due to the timing of payments. Cash reserves of $0.1 million were withheld for each of the three-month periods ended June 30, 2023 and June 30, 2022.

For the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Distributable income for the six months ended June 30, 2023 decreased to $0.8 million from $4.8 million for the six months ended June 30, 2022. Compared to the six months ended June 30, 2022, royalty income decreased by $3.8 million while general and administrative expenses increased by $0.2 million.

Royalty income for the six months ended June 30, 2023 decreased to $1.7 million from $5.6 million for the six months ended June 30, 2022, a decrease of $3.8 million. This decrease was due to a decrease in the average sales price between periods and a decrease in production.

The average price realized for the six months ended June 30, 2023 decreased $3.07 per Mcf to $1.58 per Mcf as compared to $4.65 per Mcf for the six months ended June 30, 2022. The decrease in the average sales price realized for natural gas production was due to a lower average sales price partially offset by a decrease in other post-production costs during the period. The average sales price, before post-production costs, decreased from $5.50 per Mcf for the six months ended June 30, 2022 to $2.18 per Mcf for the six months ended June 30, 2023. The decrease in price was the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.74 per MMBtu compared to the weighted average monthly closing NYMEX price of $6.01 per MMBtu for the six months ended June 30, 2022. The average Basis per MMBtu realized for the six months ended June 30, 2023 decreased $0.05 per Mcf to minus $0.63 per Mcf as compared to minus $0.68 per Mcf for the six months ended June 30, 2022.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.60 per Mcf in the current period compared to $0.84 per Mcf, net of the Columbia FERC tariff settlement described in “—Overview”, for the six-month period ended June 30, 2022, primarily due to a decrease in firm transportation cost.

Production decreased 7.4% from 1,195 MMcf for the six months ended June 30, 2022 to 1,106 MMcf for the six months ended June 30, 2023 due to normal production declines.

General and administrative expenses paid by the Trust were $0.8 million for the six-month period ended June 30, 2023 compared to $0.6 million for the six-month period ended June 30, 2022, an increase of $0.2 million. This increase primarily resulted from higher professional services expenses due to the timing of payments. Cash reserves of $0.2 million were withheld for each of the six month periods ended June 30, 2023 and June 30, 2022.

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

Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust to approximately $1.8 million by withholding cash reserve amounts from each quarterly distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve to approximately $3.8 million. The Trustee achieved its initial target of $1.8 million in the quarter ended December 31, 2022 and currently plans to withhold $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. For the quarter ended June 30, 2023, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of June 30, 2023, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.0 million plus a minimal amount of interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based upon NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended June 30, 2023. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2023, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

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

Date: August 14, 2023

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