Form 10-K
period 2023-12-31
ECA Marcellus Trust I
filed 2024-03-22
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,421,800.
As of March 22, 2024, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.
Documents Incorporated By Reference: None

References to the “Trust” in this document are to ECA Marcellus Trust I. As discussed in “ Business — “Introduction” in Item 1, in November 2017 Greylock Energy, LLC and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by the Trust (the “Acquisition”). References to “Greylock Energy” in this document are to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” in this document are to Energy Corporation of America and its wholly owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in “Glossary of Certain Terms”), as such entities existed prior to the Acquisition. In this document, the “Sponsor” refers to Legacy ECA, for periods prior to the Acquisition, and to Greylock Energy, for periods after the Acquisition.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements” about Greylock Energy and the Trust and other matters discussed herein that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” regarding the financial position, business strategy, production and reserve growth, development activities and costs and other plans and objectives for the future operations of Greylock Energy and all matters relating to the Trust are forward-looking statements. Actual outcomes and results may differ materially from those projected.
When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:
•
risks incident to the operation of natural gas wells;

•
future production costs;

•
the effects of existing and future laws and regulatory actions;

•
the effects of changes in commodity prices;

•
conditions in the capital markets;

•
the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

•
the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Hamas and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•
global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•
competition in the energy industry;

•
the uncertainty of estimates of natural gas reserves and production;

•
potential impacts on Greylock Energy’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•
other risks described under the caption “Risk Factors” in this Form 10-K.

This Form 10-K describes other important factors that could cause actual results to differ materially from expectations of Greylock Energy and the Trust, including under the caption “Risk Factors” in Item 1A. All subsequent written and oral forward-looking statements attributable to Greylock Energy or the Trust or persons acting on behalf of Greylock Energy or the Trust are expressly qualified in their entirety by such factors. The Trust assumes no obligation, and disclaims any duty, to update these forward-looking statements.

GLOSSARY OF CERTAIN TERMS
The following are definitions of certain significant terms used in this Form 10-K. Other terms are defined in the text of this Form 10-K. Certain references made to Legacy ECA reflect historical actions or operations that preceded the Acquisition.
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

PART I
Item 1.   Business
Introduction
ECA Marcellus Trust I is a statutory trust formed in March 2010 under the Delaware Statutory Trust Act, pursuant to a Trust Agreement (as subsequently amended and restated, the “Trust Agreement”) among Energy Corporation of America, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, at 601 Travis Street, 16th Floor, Houston Texas 77002. The telephone number of the Trustee is 1-512-236-6555.
In November 2017, Greylock Energy, LLC and certain of its wholly owned subsidiaries (“Greylock Energy”), including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas, acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to the Royalty Interests (described below) (the “Acquisition”).
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
The Trust makes copies of its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on its website at https://ect.q4web.com/home/default.aspx. The Trust’s filings under the Exchange Act are also available electronically from the website maintained by the SEC at http://www.sec.gov. The Trust will also provide electronic and paper copies of its filings free of charge upon request to the Trustee.
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
As discussed below, Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, over two years ahead of the required completion date of March 31,

2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2023 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the “Trust Wells”.
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
Unless sooner terminated, as discussed in detail below under the caption “— Duration of the Trust; Sale of Royalty Interests,” the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”). The Term Royalty Interests will revert automatically to Greylock Production at the Termination Date, and the Perpetual Royalty Interests will be sold pursuant to a marketing process expected to commence soon thereafter, with any net proceeds from the sale to be distributed pro rata to the Trust unitholders. Greylock Production has a right of first refusal to purchase the Perpetual Royalty Interests being sold by the Trust following the termination of the Trust. See “— Greylock Production’s Right of First Refusal” below.

As described below under “— Duration of the Trust; Sale of Royalty Interests,” the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2023 were $2.9 million.
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
The Trustee can authorize the Trust to borrow money to pay Trust administrative or incidental expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders, although the Trustee does not intend to make any such loans. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short term investments with the funds received by the Trust. The Trustee may also hold funds awaiting distribution in a non-interest bearing account.
The Trust is responsible for paying all legal, accounting, tax advisory, engineering, printing costs and other administrative and out-of-pocket expenses incurred by or at the direction of the Trustee. The Trust is also responsible for paying other expenses, including the expenses of tax return and Schedule K-1 preparation and distribution, and expenses incurred as a result of being a publicly traded entity, including costs associated with annual and quarterly reports to Trust unitholders, independent auditor fees and registrar and transfer agent fees.

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
Greylock Midstream may enter into arrangements with third parties to provide gathering, transportation, processing and other reasonable post-production services, including transportation on downstream interstate pipelines. Such additional post-production costs will be expressed as either (1) a cost per MMBtu or Mcf or (2) a percentage of the gross production from a well. To the extent that post-production costs are expressed as a cost per MMBtu or per Mcf, the purchaser of the natural gas may deduct such costs prior to making payment to Greylock Production for such production. At other times, Greylock Midstream will make payments directly to the third parties providing such post-production services. In either instance, the Trust’s cash available for distribution will be reduced by the costs paid by Greylock Midstream for such post-production services provided by third parties. If the post-production costs are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less than the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interests are reduced accordingly.
The post-production costs for the Trust’s natural gas produced and sold averaged $0.60 per MMBtu and $0.84 per MMBtu for the years ended December 31, 2023 and 2022, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.
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
On July 31, 2020, Columbia submitted an application to the Federal Energy Regulatory Commission (“FERC”) to increase certain tariff rates effective February 1, 2021. The FERC issued an Order Accepting and Suspending Filing, Subject to Refund on August 31, 2021. As proposed, this tariff filing would have increased the tariff rate from $0.23/MMBtu to $0.41/MMBtu on the applicable contracts. The tariff filing was protested at the FERC, and on February 25, 2022, the FERC approved the Stipulation and Agreement of Settlement and Motion for Shortened Comment Period submitted by Columbia, which resolved all remaining issues set for hearing in the consolidated proceedings and adjusted the tariff rate to $0.3154/MMBtu effective December 1, 2021, requiring Columbia to issue a refund on the difference between the initial increased rate and the final rate. Greylock Production received the refund from Columbia in April 2022 and distributed a refund of $102,075 to the Trust, which was reflected in Royalty Income during the year ended December 31, 2022.
Greylock Production may enter into similar gas supply arrangements and post-production service arrangements for the natural gas to be produced from the Underlying Properties. Any new gas supply arrangements or those entered into for providing post-production services, will be utilized in determining the proceeds for the Underlying Properties. Accordingly, to the extent that the cost of any new gas supply arrangements exceeds the cost under existing arrangements, proceeds to the Trust could decline and any such decline could be material.
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
Hazardous Substances and Wastes.   The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be jointly and severally responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and then to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, natural gas, and natural gas liquids are excluded from the definition of “hazardous substance” under CERCLA, Greylock Production handles materials in the course of Greylock Production’s operations that may be regulated as CERCLA hazardous substances, despite the so-called “petroleum exclusion.”
Greylock Production also generates solid and hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the course of its operations, Greylock Production generates petroleum hydrocarbon wastes and ordinary industrial wastes that may be classified as hazardous wastes under RCRA and comparable state laws. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, production, and development of crude oil or natural gas are currently regulated under RCRA as non-hazardous wastes. While many exploration and production wastes are exempt from regulation as hazardous waste, these wastes are generally subject to non-hazardous waste regulation under RCRA and applicable state regulations. Many state governments have specific regulations and guidance for exploration and production wastes, including the wastes associated with hydraulic fracturing activities.
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
Air Emissions.   The Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require Greylock Production to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of Greylock Production’s properties.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact Greylock Production’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. More recently, however, in February 2024, the EPA announced a final rule that will lower the annual standard for fine particulate matter from 12 micrograms per cubic meter to 9 micrograms per cubic meter.
State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit Greylock Production’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. For example, in late 2022 Pennsylvania adopted new rules to control volatile organic compound emissions from conventional and unconventional oil and gas sources in response to EPA demands that the state develop an adequate state plan for the control of ozone precursor emissions from oil and gas sources. Although Greylock Production may be required to incur certain capital expenditures during the next few years for air pollution control equipment or other air emissions-related issues, at this time Greylock Production does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (the “IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further reductions in emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The IRA included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions, and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.
Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.
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
Water Discharges.   The federal Clean Water Act (“CWA”) and analogous state laws, such as the Pennsylvania Clean Streams Law, impose restrictions and strict controls on the discharge of pollutants into “waters of the United States” and waters within the scope of the state law, respectively. Pursuant to the CWA and applicable state laws, permits must be obtained to discharge pollutants into regulated waters. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by the EPA or the applicable state agency or both. The PADEP is authorized by the EPA to issue National Pollutant Discharge Elimination System (“NPDES”) permits for direct discharges to surface “waters of the Commonwealth” as defined in Article 1 of the Pennsylvania Clean Streams Law. The discharge of wastewater from most onshore oil and gas exploration and production activities is currently prohibited east of the 98th meridian, an area that includes the State of Pennsylvania. Additionally, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending certain wastewater directly to publicly owned treatment works (“POTW”). Unconventional extraction facilities are allowed by 40 CFR Part 437 to send wastewater to an off-site private centralized wastewater treatment (“CWT”) facility in most circumstances. CWT facilities can either discharge treated water directly to surface waters or send it to a POTW. In 2018, the EPA concluded a study of the treatment and discharge of oil and gas wastewater that could lead to changes in requirements for discharge of produced water under Part 437, including more stringent requirements or a prohibition on discharge of produced water from CWT facilities. Additionally, in 2010 the PADEP adopted a permitting policy concerning surface water discharges from CWT facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. Any restriction of disposal options for hydraulic fracturing waste and other changes to CWA discharge requirements may result in increased costs.
The discharge of dredge and fill material in waters of the United States, including wetlands, is also prohibited unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (“USACE”). CWA Section 401 provides that the applicant for a Section 404 USACE permit for the discharge of dredge and fill material must seek a Section 401 water quality certification by applying to the state in which the discharge will occur for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in a delay in issuance of the permit, more stringent permit requirements, or denial of the permit.
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact Greylock Production’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 Rule. USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. Greylock’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The current administration has stated an intention to re-visit NWP 12, which is used to authorize regulated impacts related to construction of oil and gas pipelines, through notice and comment rulemaking before its current expiration date of

February 2026. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. Revisions to NWP 12 by USACE or an adverse decision in Washington, D.C. may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. In January 2021, President Biden issued an Executive Order announcing that the new administration would initiate a review of the 2019 amendments to the ESA rules. The Biden Administration has rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and has issued a proposed rule that would make significant changes to the federal consultation process. That rule is expected to be finalized by the Biden Administration. Changes to these rules could make a federal review process occasioned by the application for permits, rights of way, or leases more complex. In addition, designation of new species as threatened or endangered could cause Greylock Production to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. In 2023, the Biden Administration issued a second proposed rule that would make significant changes to the Trump Administration regulations. The proposed rule is expected to be finalized in April 2024. In addition, in early 2023 the White House Council on Environmental Quality issued Guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. Although the Trump Administration regulations were never fully implemented, the Biden Administration changes may have a meaningful impact on federal reviews related to Greylock Production, especially as those reviews relate to climate and environmental justice.
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
State Regulation.   Pennsylvania regulates the drilling for, and the production, gathering, storage, transport and sale of natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. Any and all chemicals or other materials involved in the process must be disclosed and approved per statute. PADEP continues to implement new regulations applicable to the development and operation of both conventional and unconventional gas wells. The Pennsylvania Public Utility Commission is charged with enforcement of the gas well impact fees, penalties for nonpayment, and additional requirements resulting from the adoption of the amendments. Proposed regulations and new requirements resulting from the amendments could require Greylock Production to incur increased operating costs. Realized prices are not currently subject to state regulation or other similar direct economic regulation, but they could become subject to such regulation in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from Greylock Production’s wells and to limit the number of wells or locations Greylock Production can drill.
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
Periodic Reports
The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to each Trust unitholder a Schedule K-1 to enable unitholders to correctly report their respective share of the income and deductions of the Trust. The Trustee also causes to be prepared and filed reports required to be filed under the Exchange Act.
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
Voting Rights of Trust Unitholders
The Trustee or Trust unitholders owning at least 10% of the outstanding Trust units may call meetings of Trust unitholders. The Trust will be responsible for all costs associated with calling a meeting of Trust unitholders unless such meeting is called by Trust unitholders, in which case the Trust unitholders calling such meeting will be responsible for all such costs. Meetings must be held in such location as the Trustee designates in the notice of such meeting. The Trustee must send written notice of the time and place of the meeting and the matters to be acted upon to all of the Trust unitholders at least 20 days and not more than 60 days before the meeting. Trust unitholders holding a majority of Trust units outstanding must be present in person or represented by proxy to have a quorum. Each Trust unitholder is entitled to one vote for each Trust unit owned.
Unless otherwise required by the Trust Agreement, a matter may be approved or disapproved by the vote of a majority of the Trust units held by the Trust unitholders at a meeting where there is a quorum. This is true even if a majority of the total outstanding Trust units did not approve it. The affirmative vote of the holders of a majority of the outstanding Trust units is required to:
•
dissolve the Trust (except in accordance with its terms);

•
remove the Trustee or the Delaware Trustee;

•
amend the Trust Agreement, the royalty interest conveyances, the Administrative Services Agreement and the Royalty Interest Lien (except with respect to certain matters that do not adversely affect the right of Trust unitholders in any material respect);

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
Description of the Trust Agreement
The Trust was created under Delaware law to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to an agreement among Legacy ECA, the Trustee and the Delaware Trustee. Greylock Production has assumed Legacy ECA’s obligations under the Trust Agreement as described under “— Introduction” above. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither Greylock Production nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.
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

Operating Risks
•
Natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and Greylock Production, and lower prices would reduce proceeds to the Trust and cash distributions to Trust unitholders.

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

•
Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to Trust unitholders.

•
Natural gas wells are subject to operational hazards that can cause substantial losses. Greylock Production maintains insurance but may not be adequately insured for all such hazards.

Financial Risks
•
Declines in the financial position of Greylock Production could impede the operation of wells.

•
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

•
The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce proceeds payable to the Trust and distributions to Trust unitholders.

•
An increase in the negative basis differential between the price realized by Greylock Production for natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.

•
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

Risks Related to the Structure of the Trust
•
The Trust is passive in nature and has no stockholder voting rights in Greylock Production, managerial, contractual or other ability to influence Greylock Production, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties.

•
Greylock Production may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests. A purchaser of such Underlying Properties could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.

•
The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests.

•
Conflicts of interest could arise between Greylock Production and the Trust unitholders.

•
The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

•
Financial information of the Trust is not prepared in accordance with GAAP.

•
The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Trust Units less attractive to investors.

Risks Related to Ownership of the Trust Units
•
The Trust units are traded on the OTC market. As a result, Trust unitholders may have more difficulty selling Trust units or obtaining accurate quotations of the Trust units than if the Trust units were traded on a national securities exchange.

•
The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the Trust units.

•
Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Greylock Production’s liability to the Trust is limited.

•
Courts outside of Delaware may not recognize the limited liability of Trust unitholders provided under Delaware law.

Legal, Environmental and Regulatory Risks
•
Greylock Production is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting its operations or expose Greylock Production to significant liabilities.

•
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

Cybersecurity Risks
•
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of Greylock Energy’s or the Trustee’s business operations.

Tax Risks
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

•
If the Trust were subjected to a material amount of additional entity-level taxation by Pennsylvania or any other states, the Trust’s cash available for distribution to Trust unitholders would be reduced.

•
If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes that are borne by the Trust.

•
The tax treatment of publicly traded partnerships or an investment in the Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

•
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

•
Each Trust unitholder is required to pay taxes on the Trust unitholder’s share of the Trust’s income even if a Trust unitholder does not receive any cash distributions from the Trust.

•
Tax gain or loss on the disposition of the Trust units could be more or less than expected.

•
Tax-exempt organizations and non-United States persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.

•
The Trust treats each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

•
A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, he would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

•
The Trust may adopt certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.

•
Certain United States federal income tax preferences currently available with respect to natural gas production may be eliminated as a result of future legislation.

Operating Risks
Natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and Greylock Production, and lower prices would reduce proceeds to the Trust and cash distributions to Trust unitholders.
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

•
the armed conflicts between Russia and Ukraine and between Israel and Hamas and the potential destabilizing effects such conflicts may pose for the global natural gas markets;

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

A substantial or extended decline in natural gas prices, such as the significant and rapid decline that occurred in 2020 in connection with the COVID-19 pandemic, will reduce profits to which the Trust is entitled and therefore the amount of cash available for distribution to Trust unitholders. For example, there were no distributions to unitholders for the first three quarters of 2020, as Trust expenses exceeded net revenues to the Trust, largely due to the economic effects of the COVID-19 pandemic that prevailed at the time. A prolonged period of low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.
Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Trust’s

Royalty Interests. The Trust’s reserve quantities and revenues are based on estimates of reserve quantities and revenues for the Underlying Properties. See “The underlying properties — Natural gas reserves” in the Prospectus for a discussion of the method of allocating Proved reserves to the Trust. It is not possible to measure underground accumulations of natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and revenues from the Underlying Properties could vary negatively and in material amounts from estimates and those variations could be material. Petroleum engineers are required to make subjective estimates of underground accumulations of natural gas based on factors and assumptions that include:
•
historical production from the area compared with production rates from other producing areas;

•
natural gas prices, production levels, Btu content, production expenses, transportation costs, severance and excise taxes and capital expenditures;

•
the availability of enhanced recovery techniques;

•
relationships with landowners, operators, pipeline companies and others; and

•
the assumed effect of governmental regulation.

Changes in these assumptions or actual production costs incurred and results of actual development and production costs could materially decrease reserve estimates. In addition, the quantities of recovered reserves attributable to the Underlying Properties may decrease in the future as a result of future declines in the price of natural gas.
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
Greylock Production and Columbia Gas Transmission, LLC are parties to an agreement relating to firm transportation downstream of the GCGS for 45,000 MMBtu as described under “Business — Marketing and Post-Production Services” in Item 1 of this Form 10-K. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs. In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production’s customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Royalty Interests will reduce the proceeds received by the Trust and, accordingly, cash distributions to Trust unitholders.
Due to the Trust’s lack of industry and geographic diversification, adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to Trust unitholders.
The Underlying Properties are operated for natural gas production only and are focused exclusively in the Marcellus Shale formation in Greene County, Pennsylvania. In particular, the concentration of the Underlying Properties in the Marcellus Shale formation in Greene County could disproportionately expose the Royalty Interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust’s interests, adverse developments in the natural gas market or the area of the Underlying Properties could have a significantly greater impact on the Trust’s financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.
Natural gas wells are subject to operational hazards that can cause substantial losses. Greylock Production maintains insurance but may not be adequately insured for all such hazards.
There are a variety of operating risks inherent in natural gas production and associated activities, such as fires, leaks, explosions, mechanical problems, major equipment failures, blow-outs, uncontrollable flow of natural gas, water or drilling fluids, casing collapses, abnormally pressurized formations and natural disasters. The occurrence of any of these or similar accidents that temporarily or permanently halt the production and sale of natural gas at any of the Underlying Properties will reduce distributions to Trust unitholders by reducing the amount of proceeds available for distribution.
Additionally, if any of such risks or similar accidents occur, Greylock Production could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, regulatory investigation and penalties and environmental damage and clean-up responsibility. If Greylock Production experiences any of these problems, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. Greylock Production’s operations may result in liabilities exceeding its insurance coverage or liabilities not covered by insurance. If a well is damaged, Greylock Production would have no obligation to drill a replacement well or make the Trust whole for the loss. The Trust does not maintain any type of insurance against any of the risks of conducting oil and gas exploration and production or related activities.
Financial Risks
Declines in the financial position of Greylock Production could impede the operation of wells.
The value of the Royalty Interests and the Trust’s ultimate cash available for distribution is highly dependent on the financial condition of Greylock Production. The ability of Greylock Production or any third-party operator to operate the Underlying Properties depends on Greylock Production’s or such third-party operator’s future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Greylock Production or any such third-party operators.
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
Prior to the drilling of the PUD Wells, Legacy ECA obtained preliminary title reviews to ensure there were no obvious defects in title to the leasehold. However, a title review is not title insurance, and if a material title problem were to arise in the future, proceeds available for distribution to Trust unitholders, and the value of the Trust units, may be reduced.
The natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and gas properties or Royalty Interests to replace the depleting assets and production.
The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates. The average decline rate for the 40 PUD Wells for which Greylock Production now has several years of production data was about 40.9% during the first year of production, approximately 18.6% during the next three to five years of production and approximately 5.4% per year for the remainder of the economically productive life of the well.
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
The Royalty Interests and the Trust bear certain costs and expenses that reduce the amount of cash received by the Trust or available for distribution by the Trust to the Trust unitholders. These costs and expenses include those described below.

•
Substantially all of the production from the Producing Wells and the PUD Wells utilizes the GCGS. The Trust paid the initial Post-Production Services Fee to Legacy ECA for use of such system, which includes the Sponsor’s costs to gather, compress, transport, process, treat, dehydrate and market the gas. The Sponsor is permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS, so long as the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

•
Any third-party post-production costs incurred and associated with the Trust’s interests reduces cash received by the Trust or available for distribution by the Trust to the Trust unitholders, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production’s agreement with a third party to obtain firm transportation downstream of the GCGS for 45,000 MMBtu per day at the third party’s filed tariff rate, which has been $0.3154 per MMBtu at a one hundred percent load factor since December 1, 2021. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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

•
The Trust is also responsible for paying other expenses, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees and registrar and transfer agent fees.

The amount of costs and expenses borne by the Trust may vary materially from quarter-to-quarter. The extent by which the costs and expenses described above are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to Trust unitholders.
The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce proceeds payable to the Trust and distributions to Trust unitholders.
The Trust’s source of capital is the cash flows from the Royalty Interests. Pursuant to the Trust Agreement, the Trust may establish a cash reserve through the withholding of cash for contingent liabilities and to pay expenses, which will reduce the amount of cash otherwise available for distribution to unitholders.
Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Trust unitholders.

An increase in the negative basis differential between the price realized by Greylock Production for natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.
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
At the formation of the Trust, approximately fifty percent of the estimated natural gas production attributable to the Royalty Interests was hedged from April 1, 2010 through March 31, 2014. From inception through the termination of the hedge arrangements, the Trust received approximately $35 million that it would not have received without the hedge arrangements. The last of the hedge arrangements expired in March 2014. Consequently, the Trust unitholders no longer have the benefit of any hedge arrangements, and all production is subject to the price risks inherent in holding interests in natural gas, a commodity that is frequently characterized by significant price volatility.
The ability of Greylock Production to satisfy its obligations to the Trust depends on the financial position of Greylock Production, and in the event of a default by Greylock Production in its obligations to the Trust, or in the event of Greylock Production’s bankruptcy, it would be expensive and time-consuming for the Trust to exercise its remedies.
Greylock Production is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, in the Appalachian, Uinta and Green River Basins in the United States. Greylock Production is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that Greylock Production is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust’s reliance on Greylock Production to fulfill these numerous obligations, the value of the Royalty Interests and the Trust’s ultimate cash available for distribution will be highly dependent on Greylock Production’s performance. Greylock Production is not a reporting company and does not file periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information of Greylock Production.
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
The proceeds generated from the Royalty Interests may be commingled, for a period of time, with proceeds of the Sponsor’s retained interest. The Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds, and other persons may, in asserting claims against the Sponsor’s retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during a bankruptcy of Greylock Production, payments of the royalties may be delayed or deferred; moreover, the obligation to pay royalties may be disaffirmed or cancelled. In either situation, the Trust may need to look to the Royalty Interest Lien to replace its rights under the Royalty Interests. During the pendency of any bankruptcy proceedings involving Greylock Production, the Trust’s ability to foreclose on the Royalty Interest Lien, and the ability to collect cash payments from customers being held in Greylock Production’s accounts that are attributable to production from the Underlying Properties in which the Trust has a Royalty Interest, may be stayed by the bankruptcy court. Delay in realizing on the collateral for the Royalty Interest Lien is possible, and a bankruptcy court might not permit such foreclosure. The bankruptcy also might delay the execution of a new agreement with another driller or operator. If the Trust were to enter into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell natural gas at the same prices as Greylock Production was able to achieve.
Risks Related to the Structure of the Trust
The Trust is passive in nature and has no stockholder voting rights in Greylock Production, managerial, contractual or other ability to influence Greylock Production, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties.
Neither the Trust nor the Trust unitholders has any voting rights with respect to Greylock Production and therefore none of them has any managerial, contractual or other ability to influence Greylock Production’s activities or operations of the natural gas properties. This is how, pursuant to the Administrative Services Agreement and the Development Agreement, Legacy ECA was able to transfer operations of all of the Trust properties to Greylock Production, which also retains the right to transfer operations of any or all of the Underlying Properties. Any third-party operators may not have the operational expertise of Greylock Production within the AMI. Natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or any future development of, the Underlying Properties. The Trust units are a passive investment that entitles the Trust unitholders only to receive cash distributions attributable to the Royalty Interests.
Greylock Production may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests. A purchaser of such Underlying Properties could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.
Trust unitholders will not be entitled to vote on any sale of the Underlying Properties if the Underlying Properties are sold subject to and burdened by the Royalty Interests, and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Greylock Production’s obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, and Greylock Production would have no continuing obligation to the Trust with respect to those properties. Additionally, Greylock Production may enter into farmout or joint venture arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or joint venture partner could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.

The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests.
The Trustee must sell the Royalty Interests if Trust unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if the gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Sale of all the Royalty Interests will result in the dissolution of the Trust. Unless sooner terminated, the Trust will begin to liquidate on the Termination Date. The Trust unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. As a result of the eventual termination of the Trust, Trust unitholders may not recover the value of their investment.
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

•
Greylock Production may, without the consent of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value to the Trust of up to $5.0 million during any 12-month period. These releases may be made only in connection with the sale by Greylock Production of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests. See “Sale and Abandonment of Underlying Properties” in Item 2 of this report.

•
Greylock Production may in its discretion increase its Post-Production Services Fee for post-production costs on the GCGS to the extent necessary to recover certain capital expenditures on the GCGS.

•
Greylock Production is permitted under the conveyance agreements creating the Royalty Interests to enter into new processing and transportation contracts without obtaining bids from or otherwise negotiating with any independent third parties, and Greylock Production will deduct from the Trust’s proceeds any charges under such contracts attributable to production from the Underlying Properties in which the Trust has a Royalty Interest. Provisions in the conveyance agreements, however, require that charges under future contracts with affiliates of Greylock Production relating to processing or transportation of natural gas must be comparable to charges prevailing in the area for similar services.

•
Greylock Production can purchase or sell Trust units without considering the effects the transaction may have on Trust unit prices or on the Trust itself. Additionally, Greylock Production can vote its Trust units in its sole discretion.

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
Financial information of the Trust is not prepared in accordance with GAAP.
The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Trust’s independent registered public accounting firm is not required to attest to the effectiveness of the Trust’s internal control over financial reporting. The Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Trust Units less attractive to investors.
Currently, the Trust is a “smaller reporting company,” meaning that the outstanding Trust Units held by nonaffiliates had a value of less than $250 million at the end of the Trust’s most recently completed second fiscal quarter. As a smaller reporting company, the Trust is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning the Trust’s auditors are not required to attest to the effectiveness of the Trust’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Trust’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, the Trust takes advantage of its ability to provide certain other less comprehensive disclosures in its SEC filings, including, among other things, providing only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze the Trust’s results of operations and financial prospects, as the information the Trust provides to Trust unitholders may be different from what one might receive from other public companies in which one holds shares. As a smaller reporting company, the Trust is not required to provide this information.
Risks Related to Ownership of the Trust Units
The Trust units are traded on the OTC market. As a result, Trust unitholders may have more difficulty selling Trust units or obtaining accurate quotations of the Trust units than if the Trust units were traded on a national securities exchange.
The Trust units are traded on the OTC Pink Market, which is operated by OTC Markets Group Inc. (“OTC Pink”) under the trading symbol “ECTM”. A trading market for the Trust units might not continue to exist on the OTC Pink. Moreover, current trading levels might not be sustained or could diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the New York Stock Exchange. Trading on the OTC Pink may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unitholders may find it difficult to resell their Trust units.
The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the Trust units.
As of December 31, 2023, Greylock Production held no Trust units, while select Private Investors held Trust units. In connection with the Trust’s formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of Trust units by such holders. If the Private Investors were to sell or offer to sell a substantial number of Trust units, the market price of the Trust units could be adversely affected.
Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Greylock Production’s liability to the Trust is limited.
The Trust Agreement permits the Trustee and the Trust to sue Greylock Production or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue Greylock Production or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue Greylock Production or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, Greylock Production is not liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith.
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
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition to this direct regulation of oil and gas sources, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge set forth in the Inflation Reduction Act of 2022 (“IRA”), which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The IRA included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.

Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.
The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, Greylock Production’s equipment and operations could require Greylock Production to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for Greylock Production’s products by making its products less desirable than competing sources of energy. To the extent that its products are competing with lower GHG-emitting energy, Greylock Production’s products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. Greylock Production cannot predict with any certainty at this time how these possibilities may affect its operations.
In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of Greylock Production or the Trust or both.
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
In addition to the risks presented to Greylock Energy’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside Greylock Energy’s ability to control but could have a material adverse effect on Greylock Energy’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.
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
If the Trust was treated as a corporation for United States federal income tax purposes, it would pay United States federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 21%, and likely would be required to pay state income tax. Distributions to Trust unitholders generally would be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to Trust unitholders. Because additional tax would be imposed upon the Trust as a corporation, its cash available for distribution to Trust unitholders would be substantially reduced. Therefore, treatment of the Trust as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

The Trust Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects the Trust to taxation as a corporation or otherwise subjects it to entity-level taxation for United States federal income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law on the Trust.
If the Trust were subjected to a material amount of additional entity-level taxation by Pennsylvania or any other states, the Trust’s cash available for distribution to Trust unitholders would be reduced.
The Trust was historically required to pay Pennsylvania franchise tax on its capital stock value, as determined pursuant to the statute and apportioned to Pennsylvania. The tax rate of 0.045% was completely phased out effective January 1, 2016, though it could be readopted by the General Assembly in its annual budget process. Changes in current state law may subject the Trust to additional entity-level taxation by Pennsylvania or other states. Because of state budget deficits and other reasons, several states periodically have evaluated ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any additional taxes on the Trust may substantially reduce the cash available for distribution to Trust unitholders and, therefore, negatively impact the value of an investment in the Trust units.
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
The Trust prorates items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the first day of each month, instead of on the basis of the date a particular Trust unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and, accordingly, the Trust’s counsel was unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury Regulations were issued, the Trust may be required to change the allocation of items of income, gain, loss and deduction among the Trust unitholders.
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
Each Trust unitholder is required to pay taxes on the Trust unitholder’s share of the Trust’s income even if a unitholder does not receive any cash distributions from the Trust.
Because the Trust unitholders are treated as partners to whom the Trust allocates taxable income that could be different in amount than the cash the Trust distributes, each Trust unitholder may be required to pay any United States federal income taxes and, in some cases, state and local income taxes on the unitholder’s share of the Trust’s taxable income even if a unitholder receives no cash distributions from the Trust. A Trust unitholder may not receive cash distributions from the Trust equal to the Trust unitholder’s share of the Trust’s taxable income or even equal to the actual tax liability that result from that income.
Under current law for the taxable year ending December 31, 2023, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time. In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals (as well as certain estates and trusts). For these purposes, net investment income generally includes a Trust unitholder’s allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. For a Trust unitholder that is an individual, the tax will be imposed on the lesser of (i) the Trust unitholder’s net income from all investments, or (ii) the amount by which the Trust unitholder’s modified adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).
Tax gain or loss on the disposition of the Trust units could be more or less than expected.
If a Trust unitholder sells its Trust units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those Trust units. Because distributions in excess of a Trust unitholder’s allocable share of the Trust’s net taxable income decrease the Trust unitholder’s adjusted tax basis in its Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units unitholders sell will, in effect, become taxable income to unitholders if unitholders sell such Trust units at a price greater than the unitholder’s tax basis in those Trust units, even if the price the unitholder receives is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion recapture.
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
Due to a number of factors, including the Trust’s inability to match transferors and transferees of Trust units, the Trust may adopt positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely alter the tax effects of an investment in Trust units. It also could affect the timing of tax benefits or the amount of gain from a Trust unitholder’s sale of Trust units and could have a negative impact on the value of the Trust units or result in audit adjustments to a Trust unitholder’s tax returns.
A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, he would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.
Because a Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of the loaned Trust units, the Trust unitholder may no longer be treated for United States federal income tax purposes as a partner with respect to those Trust units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of the Trust’s income, gain, loss or deduction with respect to those Trust units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Trust units could be fully taxable as ordinary income. The Trust’s counsel has not rendered an opinion regarding the treatment of a Trust unitholder where Trust units are loaned to a short seller to cover a short sale of Trust units; therefore, Trust unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Trust units.
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.
ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.
BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.
Risk Management Oversight and Governance
BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.
At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.
BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.
BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.
Item 2.   Properties.
The Underlying Properties
The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2023, the total natural gas reserves attributable to the Trust interests were 19.8 Bcf. Greylock Production operates all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to continue as the operator. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.
Natural Gas Reserves
Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2023. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.
Proved Reserves of the Royalty Interests.   The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2023, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC’s rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2023 through December 31, 2023, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $1.94 per Mcf. The net revenues attributable to the Trust’s reserves are net of the Trust’s obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust’s interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 19, 2023 is included as Appendix A to this report.
Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	19,803	$25,990	$14,004

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
Greylock Production’s reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over twelve years of oil and gas industry experience with eight years directly related in Reservoir Engineering. During that time, he has focused on reserves estimates and economics.
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
	High	Low
Calendar Quarter 2023
First Quarter	$2.05	$1.17
Second Quarter	$1.48	$1.10
Third Quarter	$1.18	$0.67
Fourth Quarter	$0.79	$0.34
Calendar Quarter 2022
First Quarter	$1.54	$0.63
Second Quarter	$3.32	$1.46
Third Quarter	$3.50	$1.29
Fourth Quarter	$2.91	$2.03
At March 21, 2024, the 17,605,000 units outstanding were held by 24 unitholders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2023.
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
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All Trust units share in all cash distributions on a pro rata basis. As of December 31, 2023 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.
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

The markets for natural gas are volatile, as demonstrated by significant price swings experienced during 2020 and 2021 attributable primarily to the economic effects of the COVID-19 pandemic, followed by the gradual return of demand for natural gas as economies reopened. COVID-19 and the responses by federal, state and local governmental authorities to the pandemic also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Meanwhile, the outbreak of war between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which has further enhanced the volatility in natural gas prices since early 2022. The extent and duration of the war in Ukraine, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. More recently, the current hostilities between Israel and Hamas amid increased tensions in the Middle East also could have a disruptive effect on global natural gas markets. Although the events in Ukraine and the Middle East are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock Energy nor the Trustee can predict the progress or outcome of the war in Ukraine or the armed conflict between Israel and Hamas, as these conflicts, and any resulting government reactions, are evolving and beyond the control of Greylock Energy or the Trust. Although the inflation rate has declined from the higher levels experienced in 2022 and early 2023, the resulting increases in interest rates since the first quarter of 2022 and the prospect of a possible recession also could have a negative effect on the demand for natural gas. Given the dynamic nature of these events, neither Greylock Energy nor the Trust can reasonably estimate how long these market conditions will persist. As a result of these and other factors, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period.
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
Results of Trust Operations
For the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022
Distributable income for the year ended December 31, 2023 decreased to $1.4 million from $10.1 million for the year ended December 31, 2022. Compared to the year ended December 31, 2022, royalty income decreased $8.7 million while general and administrative expenses remained relatively flat.
Royalty income decreased from $11.6 million for the year ended December 31, 2022 to $2.9 million for the year ended December 31, 2023, a decrease of $8.7 million. This was due to a decrease in the average realized price and a decrease in production.
The average price realized for the year ended December 31, 2023 decreased $3.65 per Mcf to $1.31 per Mcf as compared to $4.96 for the year ended December 31, 2022. The decrease in the average sales price for gas production was due primarily to a decrease in the weighted average monthly closing NYMEX price partially offset by an increase to the average Basis. The average sales price, before post-production costs, decreased from $5.83 per Mcf for the year ended December 31, 2022 to $1.93 per Mcf for the year ended December 31, 2023. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.73 per MMBtu compared to the year ended December 31, 2022 weighted average monthly closing NYMEX price of $6.60 per MMBtu, and to a lesser extent to a $0.09 per MMBtu increase in the average Basis to $(0.86) per MMBtu in the current period compared to the prior period Basis of $(0.95) per MMBtu.
Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs decreased to $0.62 per Mcf for the year ended December 31, 2023 as compared to $0.87 per Mcf, net of the Columbia FERC tariff settlement described in “Business — Marketing and Post-Production Services” in Item 1 of this Form 10-K, for the year ended December 31, 2022 primarily due to a reduction in firm transportation and electric fee.
Production decreased 5.8% from 2,343 MMcf for the year ended December 31, 2022 to 2,207 MMcf for the year ended December 31, 2023.
General and administrative expenses paid by the Trust remained relatively flat at $1.2 million for the year ended December 31, 2023 and $1.1 million for the years ended December 31, 2022. In each of the years ended December 31, 2023 and 2022, the Trustee withheld approximately $0.4 million towards the cash reserve that the Trustee has established for the payment of future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income in each of the years ended December 31, 2023 and 2022.
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
Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld.As of December 31, 2023, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.2 million plus $0.1 million interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
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
Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U) — US City Average for the immediately preceding calendar year, not to exceed +/− 3% in any one year. This fee was $167,027 and $170,493 in 2022 and 2023, respectively. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.
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
Royalty Interest in Gas Properties:
The Royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended

December 31, 2023 or 2022, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2023 and 2022, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2023 and 2022, and the results of its distributable income and trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Royalty Interest in Gas Properties
Description of the Matter	At December 31, 2023, the Trust’s net royalty interest in gas properties was $11.4 million. As discussed in Note 3 to the financial statements, the royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in

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
Auditing the Trust’s royalty interest in gas properties impairment assessment required additional audit effort because, in determining whether an impairment occurred, the Trust considers estimates of the future cash flows attributable to the underlying properties based on assumptions about future market and economic conditions.

How We Addressed the Matter in Our Audit	To test the Trust’s impairment assessment, our audit procedures included, among others, assessing methodologies and testing the assumptions and the underlying data used by the Trust in its analysis. We compared the assumptions used by management to current industry and economic trends as well as external forward pricing sources. Furthermore, we searched for and evaluated information that corroborates or contradicts the Trust’s assumptions utilized in the impairment assessment by performing procedures including, but not limited to assessment of the historical accuracy of management’s estimates and assessing the sensitivity of assumptions by evaluating the changes in the value of the royalty interest in gas properties that would result from changes in those assumptions.
/s/ Ernst & Young LLP
We have served as the Trust’s auditor since 2010.
Pittsburgh, Pennsylvania
March 22, 2024

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus
As of December 31,
	2023	2022
ASSETS:
Cash and cash equivalents	$2,660,054	$2,169,420
Royalty income receivable	686,504	2,387,846
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(340,685,825)	(339,477,839)
Net royalty interest in gas properties	11,414,175	12,622,161
Total Assets	$14,760,733	$17,179,427
LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$524,350	$2,187,332
Trust corpus; 17,605,000 common units authorized, issued and outstanding	14,236,383	14,992,095
Total Liabilities and Trust Corpus	$14,760,733	$17,179,427
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income
	Year Ended December 31, 2023	Year Ended December 31, 2022
Royalty income	$2,884,833	$11,622,745
Net proceeds to Trust	$2,884,833	$11,622,745
General and administrative expense	(1,169,560)	(1,123,128)
Interest income	119,685	34,227
Income available for distribution prior to cash reserves	1,834,958	10,533,844
Cash reserves withheld by Trustee	(360,000)	(404,389)
Interest withheld on cash reserves	(88,573)	(17,096)
Distributable income available to unitholders	$1,386,385	$10,112,359
Distributable income per common unit (17,605,000 units authorized and outstanding for 2023 and 2022)	$0.079	$0.574
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus
	Year Ended December 31, 2023	Year Ended December 31, 2022
Trust Corpus, Beginning of Period	$14,992,095	$15,892,890
Cash reserves withheld, including interest	448,573	421,485
Distributable income	1,386,385	10,112,359
Distributions paid or payable to unitholders	(1,382,683)	(10,113,365)
Amortization of royalty interest in gas properties	(1,207,987)	(1,321,274)
Impairment of royalty interest in gas properties	—	—
Trust Corpus, End of Period	$14,236,383	$14,992,095
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
References to “Greylock Energy” are to Greylock Energy, LLC and certain of its wholly owned subsidiaries, including Greylock Production and Greylock Midstream. References to “Legacy ECA” are to Energy Corporation of America and its wholly owned subsidiaries, and, when discussing the conveyance documents, the Private Investors as described in the prospectus dated July 1, 2010 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2010 relating to the initial public offering of the Trust units, as such entities existed prior to the Acquisition (as defined in Note 4). References to the “Sponsor” are to Legacy ECA, for periods prior to the Acquisition (as defined in Note 4), and to Greylock Energy, for periods after the Acquisition.
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
Unless sooner terminated as provided in the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (as amended, the “Trust Agreement”), the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”). The Term Royalty Interests will revert automatically to Greylock Production at the Termination Date, and the Perpetual Royalty Interests will be sold pursuant to a marketing process expected to commence soon thereafter, with the net proceeds, if any, from the sale to be distributed pro rata to the Trust unitholders. Greylock Production has a right of first refusal to purchase the Perpetual Royalty Interests being sold by the Trust following the termination of the Trust.
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
Cash:
Cash equivalents may include highly liquid instruments maturing in three months or less from the date acquired.
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
Royalty Interest in Gas Properties:
The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2023 or 2022, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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
NOTE 4.   Reaffirmation Agreement
On November 29, 2017, Greylock Energy acquired substantially all of the gas production and midstream assets of Legacy ECA, including all of Legacy ECA’s interests in certain natural gas properties that are subject to the Royalty Interest (the “Acquisition”).
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
NOTE 5.   Income Taxes
The Trust is a Delaware statutory trust, which is taxed as a partnership for United States federal and state income tax purposes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2023 or 2022.

NOTE 6.   Related Party Transactions
Trustee Administrative Fee:
Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee was $167,027 and $170,493 in 2022 and 2023, respectively. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.
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
The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust’s interest from January 1, 2022 to December 31, 2023:
Natural Gas (MMcf)
Balance at January 1, 2022	24,729
Revisions of previous estimates	673
Production	(2,343)
Balance at December 31, 2022	23,059
Revisions of previous estimates	(1,049)
Production	(2,207)
Balance at December 31, 2023	19,803
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

	2023	2022
Future cash inflows	$38,466	$135,464
Future production costs	(12,476)	(21,445)
Future net cash flows before discount	25,990	114,019
10% discount to present value	(11,986)	(55,826)
Standardized measure of discounted future net cash flows(1)	$14,004	$58,193

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:
The following schedule reconciles the changes from January 1, 2022 to December 31, 2023 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):
Standardized measure, January 1, 2022	$31,128
Net proceeds to the Trust	(11,623)
Revisions of previous estimates	1,699
Accretion of discount	3,113
Net change in price and production cost	28,315
Other	5,561
Standardized measure, December 31, 2022	$58,193
Net proceeds to the Trust	(2,885)
Revisions of previous estimates	(742)
Accretion of discount	5,819
Net change in price and production cost	(37,878)
Other	(8,503)
Standardized measure, December 31, 2023	$14,004
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
Trustee’s Report on Internal Control over Financial Reporting
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting.   During the quarter ended December 31, 2023, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.
Item 9B.   Other Information.
Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2023, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.
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
Item 11.   Executive Compensation.
During the years ended December 31, 2022 and 2023, the Trustee received administrative fees of $167,027 and $170,493, respectively, from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
(a)
Security Ownership of Certain Beneficial Owners.

Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the Trust units as of March 22, 2024.
(b)
Security Ownership of Management.

Not applicable.
(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2023 and 2022 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee
Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee has increased the annual fee each year. The annual fee was $167,027 and $170,493 in 2022 and 2023, respectively. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ended December 31, 2023 and 2022 included administrative fees of approximately $170,493 and $167,027, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.
Director Independence
The Trust does not have a board of directors.
Item 14.   Principal Accountant Fees and Services.
The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2024. During fiscal 2023 and 2022, Ernst & Young LLP served as the Trust’s independent registered public accounting firm.
The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2023 and 2022 by Ernst & Young LLP:
	2023	2022
Audit fees(1)	$178,500	$171,500
Audit-related fees	—	—
Tax fees	205,000	205,000
All other fees	—	—
Total fees	$383,500	$376,500

(1)
Fees for audit services included fees for the reviews of the Trust’s quarterly financial statements.

PART IV
Item 15.   Exhibit and Financial Statement Schedules
(a)(1)   Financial Statements
The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this report on the pages indicated:
(a)(2)   Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3)   Exhibits
The exhibits below are filed or furnished herewith or incorporated herein by reference.
Exhibit Number		Description
3.1	—	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).
3.2	—	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
4.1	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K filed on March 23, 2020 (File No. 001-34800)).
10.1	—	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.2	—	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.3	—	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.4	—	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

Exhibit Number		Description
10.5	—	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.6	—	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.7	—	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.8	—	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.11 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.9	—	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy Corporation of America, and certain affiliates of Energy Corporation of America (Incorporated herein by reference to Exhibit 10.12 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
23.1*	—	Consent of Ernst & Young LLP.
23.2*	—	Consent of Ryder Scott Company, L.P.
31*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Report of Ryder Scott Company, L.P. dated December 19, 2023 (included in Appendix A to this report).

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
March 22, 2024
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
December 19, 2023
ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002
Ladies and Gentlemen:
At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2023. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on December 19, 2023 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.
The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2023.
The estimated reserves and future net income amounts presented in this report, as of December 31, 2023 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2023
Total Proved Developed Producing
Net Reserves
Gas – MMcf	19,803
Income Data ($M)
Future Gross Revenue	$38,466
Deductions	12,476
Future Net Income (FNI)	$25,990
Discounted FNI @ 10%	$14,004
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
Discounted Future Net Income ($M) As of December 31, 2023
Discount Rate Percent	Total Proved
9	$14,635
12	$12,912
15	$11,600
18	$10,562
The results shown above are presented for your information and should not be construed as our estimate of fair market value.
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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
All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through November 2023. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.
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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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
We furnished the Trust with the above mentioned average benchmark price in effect on December 31, 2023. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the “benchmark price” and “price reference” used for the geographic area included in the report.
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
Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$2.637/MMBTU	$1.94/Mcf
The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.
Costs
Operating costs for the leases and wells in this report were furnished by the Trust. They are based on the operating expense reports of the operator and include only those costs directly applicable to the leases or wells. The Trust only owns a royalty interest in the subject wells and the operating expenses supplied by the Trust were used only to determine the economic life of each property. However, per specific contractual terms, certain electricity, gas compression, gathering and transportation costs paid by the Trust are included and shown as “Other” deductions in the cash flows. The costs furnished to us were reviewed by us for their
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

reasonableness using information furnished by the Trust for this purpose. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells.
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
The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2023 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.
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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

Very truly yours,
RYDER SCOTT COMPANY, L.P.
TBPELS Firm Registration No. F-1580
/s/ Stephen E. Gardner Stephen E. Gardner, P.E. Colorado License No. 44720 Managing Senior Vice President	[SEAL]
SEG (FWZ)/pl
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
In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2022 continuing education hours, Mr. Gardner participated in the annual Ryder Scott Reserves Conference, which covered a variety of reserves topics including analysis techniques for unconventional reservoirs, ESG issues, reserves definitions and guidelines, SEC comment letter trends, and others. In addition, Mr. Gardner attended the annual SPEE meeting held in Napa Valley, California as well as participated in various local SPEE and SIPES technical seminars and other internal company training courses throughout the year covering topics such as reserves evaluation methods and evaluation software, ethics, SEC perspectives and other regulatory issues, geothermal energy, SRMS, and more.
Based on his educational background, professional training and more than 17 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of June 2019.
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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