Form 10-K
period 2024-12-31
ECA Marcellus Trust I
filed 2025-03-19
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,978,550.
As of March 19, 2025, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.
Documents Incorporated By Reference: None

References to the “Trust” in this document are to ECA Marcellus Trust I. As discussed in “Business — “Introduction” in Item 1, in November 2017 Greylock Energy, LLC and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by the Trust (the “Acquisition”). References to “Greylock Energy” in this document are to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” in this document are to Energy Corporation of America and its wholly owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in “Glossary of Certain Terms”), as such entities existed prior to the Acquisition. In this document, the “Sponsor” refers to Legacy ECA, for periods prior to the Acquisition, and to Greylock Energy, for periods after the Acquisition.

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

•
conditions in the capital markets;

•
the occurrence or threat of epidemic or pandemic diseases or other public health events, or any government response to such occurrence or threat;

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

•
global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

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

Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2024 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the “Trust Wells”.
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

As described below under “— Duration of the Trust; Sale of Royalty Interests,” the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2024 were $2.2 million.
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting Trust administrative expenses, including the costs incurred as a result of being a publicly traded entity, on or about the 60th day following the completion of each quarter.
The amount of Trust royalty income and cash distributions to Trust unitholders depend on, among other things:
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
The post-production costs for the Trust’s natural gas produced and sold averaged $0.61 per MMBtu and $0.60 per MMBtu for the years ended December 31, 2024 and 2023, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.
Greylock Production has an agreement with Columbia Gas Transmission, LLC (“Columbia”) to provide firm transportation downstream of the GCGS (the “Transportation Agreement”). The Transportation Agreement has been in effect since August 1, 2011 and provides for firm transportation at Columbia’s filed tariff rate, which is currently $0.3154 per MMBtu at one hundred percent load factor. For 2023 and 2024, the Transportation Agreement provided for firm transportation for 45,000 MMBtu per day through December 31, 2024. During the third quarter of 2024 Greylock Production and Columbia amended the Transportation Agreement to provide for firm transportation of 39,901 MMBtu per day through December 31, 2027. The rate under the Transportation Agreement was set in 2022 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission and cannot be raised prior to April 1, 2025.
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
Future prices for natural gas will directly affect Trust distributions, estimates of reserves attributable to the Trust’s interests, and estimated and actual future net royalty income to the Trust. In view of the many uncertainties that affect the supply and demand for natural gas, neither the Trust nor Greylock Production can make reliable predictions of future gas supply or demand, future gas prices or the effect of future gas prices on the Trust.
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
The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, the EPA adopted a final rule in 2024 that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
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
The 2024 presidential election in the United States may impact the air quality-related requirements that apply to Greylock Production. The Trump Administration may adopt a different approach to many actions taken under the prior presidential administration, including the 2024 revisions to the emissions standards and guidelines for new and existing sources in the oil and gas industry, as well as the 2024 changes to the NAAQS for fine particulate matter. The outcome of the Trump Administration’s evaluation of the prior administration’s regulatory approach is not certain at this time, but President Trump has made it clear that his energy agenda prioritizes an increase in domestic oil and gas production.
Greylock Production may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. Greylock Production currently does not expect that such requirements will have a material adverse effect on its operations.
Climate Change.   In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.
The EPA has established GHG standards for oil and gas sources based on the GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in GHG and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The Inflation Reduction Act of 2022 (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions, and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
In addition to the federal actions, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives to date have focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.
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
How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, can impact Greylock Production’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (the “2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 rule. The USACE and the EPA subsequently amended the 2023 rule and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. The 2023 rule is presently in effect in about half of the states while it is enjoined in the other half. In those states where the rule is enjoined, the EPA and the USACE define WOTUS in accordance with an earlier regulatory definition adjusted in light of the Supreme Court’s Sackett II decision. Greylock’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.
USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. NWP 12 will expire in March 2026 and be replaced with a new version. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. An adverse decision in the litigation may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.
In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This may result in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.
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
Endangered Species Act.   The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. On August 27, 2019, the U.S. Fish and Wildlife Service published a final rule adopting several changes to the federal regulations that implement the ESA, including changes to the procedures and criteria for listing or removing species from the Lists of Endangered and Threatened Wildlife and Plants and for designating critical habitat. The Biden Administration rescinded one of the rules adopted by the prior administration, dealing with critical habitat, and issued a revised rule making changes to the federal consultation process. These changes could make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause Greylock Production to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.
National Environmental Policy Act.   The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. Until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. CEQ issued its rules after being directed to do so by an Executive Order issued in the Carter Administration. After two federal courts held that CEQ did not have authority to issue binding regulations, the Trump Administration revoked the Carter Administration Executive Order and directed CEQ to withdraw the regulations. In their place, agencies are directed to develop procedures that hew to the statutory text over the course of 2025 with the goal of having them finalized in early 2026. In the meantime, agencies will continue to use their own NEPA procedures and may continue to follow the CEQ regulations, using them as guidance. This may result in delays and uncertainty in permitting reviews as agencies adjust to a new NEPA approach.

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
Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation (“NOV”) from PADEP relating to Legacy ECA’s operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement (“COA”) with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2024 and 2023, with respect to the Underlying Properties.
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
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially affect the Trust’s business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
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

•
Any limitation in the availability of gathering, transportation and processing facilities could interfere with sales of natural gas production from the Underlying Properties.

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

•
The Trust has no hedges in place to protect against the price risk inherent in holding interest in natural gas.

•
The ability of Greylock Production to satisfy its obligations to the Trust depends on the financial position of Greylock Production.

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

•
The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, which could make the Trust Units less attractive to investors.

Risks Related to Ownership of the Trust Units
•
Because the Trust units are traded on the OTC market, Trust unitholders may have more difficulty selling Trust units or obtaining accurate quotations of the Trust units.

•
The Private Investors may sell additional Trust units, which could adversely affect the trading price of the Trust units.

•
Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Greylock Production’s liability to the Trust is limited.

•
Courts outside of Delaware may not recognize the limited liability of Trust unitholders.

Legal, Environmental and Regulatory Risks
•
Greylock Production is subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting its operations or expose Greylock Production to significant liabilities.

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

•
The IRS may challenge the Trust’s treatment of each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased.

•
A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, he would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

•
The IRS may challenge the Trust’s adoption of certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders.

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

•
trade barriers and tariffs;

•
the armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and the potential destabilizing effects such conflicts may pose for the global natural gas markets;

•
the occurrence or threat of epidemic or pandemic diseases or other public health event, or any government response to such occurrence or threat;

•
the price and availability of alternative fuels;

•
the proximity, capacity, cost and availability of gathering and transportation facilities;

•
the volatility and uncertainty of regional pricing differentials;

•
acts of force majeure;

•
governmental regulations and taxation; and

•
energy conservation and environmental measures.

A substantial or extended decline in natural gas prices will reduce profits to which the Trust is entitled and therefore the amount of cash available for distribution to Trust unitholders. For example, there were no distributions to unitholders for the quarter ended June 30, 2024, as Trust expenses exceeded net royalty income to the Trust. A prolonged period of low natural gas prices may ultimately reduce the amount of natural gas that is economic to produce from the Underlying Properties. As a result, the operator of any of the Underlying Properties could determine during periods of low natural gas prices to shut in or curtail production from wells on the Underlying Properties, or to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Greylock Production may abandon any well or property if it reasonably believes that the well or property can no longer produce natural gas in commercially economic quantities. This could result in termination of the portion of the Royalty Interest relating to the abandoned well or property, and Greylock Production would have no obligation to drill a replacement well. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property. The volatility of natural gas prices also reduces the accuracy of estimates of future cash distributions to Trust unitholders.
Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Trust’s Royalty Interests. The Trust’s reserve quantities and royalty income are based on estimates of reserve quantities and royalty income for the Underlying Properties. See “The underlying properties — Natural gas reserves” in the Prospectus for a discussion of the method of allocating Proved reserves to the Trust. It is not possible to measure underground accumulations of natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and royalty income from the Underlying Properties could vary negatively and in material amounts from estimates and those variations could be material. Petroleum engineers are required to make subjective estimates of underground accumulations of natural gas based on factors and assumptions that include:
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
The amount of natural gas that may be produced and sold from any well to which the Underlying Properties relate is subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered gas to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery of gas, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments may vary from a few days to several months. In many cases, Greylock Production is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If Greylock Production is forced to reduce production due to such a curtailment, the royalty income of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production.
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
Greylock Production and Columbia Gas Transmission, LLC are parties to an agreement relating to firm transportation downstream of the GCGS for 45,000 MMBtu through December 31, 2024 and 39,901 MMBtu though December 31, 2027 as described under “Business — Marketing and Post-Production Services” in Item 1 of this Form 10-K. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs. In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production’s customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Royalty Interests will reduce the proceeds received by the Trust and, accordingly, cash distributions to Trust unitholders.
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

•
Any third-party post-production costs incurred and associated with the Trust’s interests reduces cash received by the Trust or available for distribution by the Trust to the Trust unitholders, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production’s agreement with a third party to obtain firm transportation downstream of the GCGS at the third party’s filed tariff rate, which has been $0.3154 per MMBtu at a one hundred percent load factor since December 1, 2021. The agreement provided for firm transportation for 45,000 MMBtu per day through December 31, 2024. During the third quarter of 2024, Greylock Production and Columbia amended the Transportation Agreement to provide for firm transportation of 39,901 MMBtu per day through December 31, 2027. The rate under the Transportation Agreement was set in 2022 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission and cannot be raised prior to April 1, 2025. The filed tariff rate is subject to adjustments, which may be retroactive, by regulatory authorities.

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
As a working interest owner in the Underlying Properties, Greylock Production could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:
•
Greylock Production’s interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, Greylock Production may abandon a well which is uneconomic to it while such well is still generating royalty income for the Trust unitholders. Greylock Production may make decisions with respect to expenditures and decisions to allocate resources on projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause gas production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future. In making such decisions, Greylock Production is required under the applicable conveyance to act as a reasonably prudent operator in the AMI under the same or similar circumstances as it would act if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such property.
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
The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements.
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
As of December 31, 2024, Greylock Production held no Trust units, while select Private Investors held Trust units. In connection with the Trust’s formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of Trust units by such holders. If the Private Investors were to sell or offer to sell a substantial number of Trust units, the market price of the Trust units could be adversely affected.
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
New laws or regulations, or changes to existing laws or regulations, may unfavorably impact Greylock Production, could result in increased operating costs and have a material adverse effect on Greylock Production’s financial condition and results of operations. For example, Congress has previously considered legislation that, if adopted in its proposed form, would subject companies involved in natural gas and oil exploration and production activities to, among other items the elimination of most U.S. federal tax incentives and deductions available to natural gas exploration and production activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. Additionally, the EPA and the Pennsylvania Department of Environmental Protection may adopt new regulations regarding air emissions, water discharges, or waste management that could increase the cost of drilling and operating natural gas wells.
Meanwhile, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of Greylock Production and third party downstream natural gas transporters. These and other potential regulations could increase Greylock Production’s operating costs, reduce Greylock Production’s liquidity, delay Greylock

Production’s operations, increase direct and third party post production costs associated with the Trust’s interests or otherwise alter the way Greylock Production conducts its business, any of which could have a material adverse effect on Greylock Production’s financial condition, results of operations and cash flows and which could reduce cash received by or available for distribution, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines.
The operations of Greylock Production are subject to environmental laws and regulations that may result in significant costs and liabilities.
The natural gas exploration and production operations of Greylock Production in the Marcellus Shale are subject to stringent and comprehensive federal, state and local laws and regulations governing the discharge, emission or release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to Greylock Production’s operations including the acquisition of a permit before conducting drilling, water withdrawal or waste disposal operations; govern the amounts and types of substances that may be disposed or released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas containing endangered or threatened species or their habitats; require investigatory and response actions to mitigate pollution conditions arising from Greylock Production’s operations or attributable to former operations; and impose obligations to reclaim and abandon well sites, impoundments and pits. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations and the issuance of orders enjoining some or all of Greylock Production’s operations in affected areas.
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
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that Greylock Production produces, while the physical effects of climate change could disrupt Greylock Production’s production and cause Greylock Production to incur significant costs in preparing for or responding to those effects.
In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.
The EPA has established GHG standards for oil and gas sources under the CAA based on its endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.
The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.
Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.
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
In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Trust. In 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of Greylock Production or the Trust or both. The SEC’s climate disclosure requirements may change under the Trump Administration. In February 2025, the acting SEC Chair issued a statement that the SEC would not defend the 2024 disclosure rule in court and that the SEC would revisit the 2024 rule. The outcome of the SEC’s review may result in changes to SEC climate-related disclosure requirements, but the outcome of that review is uncertain. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review.
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
Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in 2018, 2019, 2020 and 2021 the then-sitting Governor of Pennsylvania proposed a tiered severance tax on the value of natural gas at the wellhead and the Governor continued to make statements promoting the enactment of a severance tax. While the details of those proposals were unclear, the Governor had indicated the percentage may vary between 3 percent and 5 percent depending on sales pricing. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. To date, Pennsylvania’s current Governor has not put forth any proposal for the enactment of a severance tax. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders. Pennsylvania already imposes an “Impact fee” based on production, the effect of which is similar to that of a severance tax.
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
Under current law for the taxable year ending December 31, 2025, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time. In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals (as well as certain estates and trusts). For these purposes, net investment income generally includes a Trust unitholder’s allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. For a Trust unitholder that is an individual, the tax will be imposed on the lesser of (i) the Trust unitholder’s net income from all investments, or (ii) the amount by which the Trust unitholder’s modified adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).
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
Item 1B.   Unresolved Staff Comments.
None.
Item 1C.   Cybersecurity.
The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.
Risk Management Strategy and Procedures
BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.
As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.
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
BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the interim Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.
BNY Mellon’s CIO, CISO and interim Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.
Item 2.   Properties.
The Underlying Properties
The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2024, the total natural gas reserves attributable to the Royalty Interests were 15.5 Bcf. Greylock Production operates all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to continue as the operator. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.
Natural Gas Reserves
Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2024. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.
Proved Reserves of the Royalty Interests.   The following table sets forth, certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2024, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC’s rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2024 through December 31, 2024, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $1.73 per Mcf. The net revenues attributable to the Trust’s reserves are net of the Trust’s obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust’s interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 18, 2024 is included as Appendix A to this report.
Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	15,548	$17,039	$9,689

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
Greylock Production’s reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over thirteen years of oil and gas industry experience with nine years directly related in Reservoir Engineering. During that time, he has focused on reserves estimates and economics.
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
	High	Low
Calendar Quarter 2024
First Quarter	$0.52	$0.34
Second Quarter	$0.54	$0.40
Third Quarter	$0.52	$0.40
Fourth Quarter	$0.49	$0.37
Calendar Quarter 2023
First Quarter	$2.05	$1.17
Second Quarter	$1.48	$1.10
Third Quarter	$1.18	$0.67
Fourth Quarter	$0.79	$0.34
At March 19, 2025, the 17,605,000 units outstanding were held by 24 unitholders of record.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2024.
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
Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All Trust units share in all cash distributions on a pro rata basis. As of December 31, 2024 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.
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
The amount of Trust royalty income and cash distributions to Trust unitholders depends on, among other things:
•
natural gas prices received;

•
the volume and Btu rating of natural gas produced and sold;

•
post-production costs and any applicable taxes; and

•
administrative expenses of the Trust including expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses.

The markets for natural gas are volatile. The outbreak of war between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which has further enhanced the volatility in natural gas prices since early 2022. The extent and duration of the war in Ukraine, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. In addition, the ongoing hostilities between Israel and Iran and its proxies amid increased tensions in the Middle East also could have a disruptive effect on global natural gas markets. Although the events in Ukraine and the Middle East are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock Energy nor the Trustee can predict the progress or outcome of the war in Ukraine or the armed conflict between Israel and Iran and its proxies, as these conflicts, and any resulting government reactions, are evolving and beyond the control of Greylock Energy or the Trust. Although the inflation rate has declined from the higher levels experienced in 2022 and early 2023, the higher interest rates that have prevailed since 2022 and the prospect of a possible recession also could have a negative effect on the demand for natural gas. Given the dynamic nature of these events, neither Greylock Energy nor the Trust can reasonably estimate how long these market conditions will persist. Meanwhile, the prospect of potentially significant tariffs on imports of natural gas, which the Trump Administration has suggested it may impose, also could adversely affect the demand for natural gas. As a result of these and other factors, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period.
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
Results of Trust Operations
For the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023
Distributable income for the year ended December 31, 2024 decreased to $0.8 million from $1.4 million for the year ended December 31, 2023. Compared to the year ended December 31, 2023, royalty income decreased $0.7 million while general and administrative expenses increased $0.1 million.
Royalty income decreased from $2.9 million for the year ended December 31, 2023 to $2.2 million for the year ended December 31, 2024, a decrease of $0.7 million. This was due to a decrease in the average realized price and a decrease in production.
The average price realized for the year ended December 31, 2024 decreased $0.20 per Mcf to $1.11 per Mcf as compared to $1.31 for the year ended December 31, 2023. The decrease in the average sales price for gas production was due primarily to a decrease in the weighted average monthly closing NYMEX price partially offset by an increase to the average Basis. The average sales price, before post-production costs, decreased from $1.93 per Mcf for the year ended December 31, 2023 to $1.73 per Mcf for the year ended December 31, 2024. This decrease in price was primarily the result of a decrease in the weighted average monthly closing NYMEX price for the current period to $2.27 per MMBtu compared to the year ended December 31, 2023 weighted average monthly closing NYMEX price of $2.73 per MMBtu, partially offset by a $0.27 per MMBtu increase in the average Basis to $(0.59) per MMBtu in the current period compared to the prior period Basis of $(0.86) per MMBtu.
Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.63 per Mcf for the year ended December 31, 2024 as compared to $0.62 per Mcf for the year ended December 31, 2023 primarily due to an increase in firm transportation.

Production decreased 11% from 2,207 MMcf for the year ended December 31, 2023 to 1,964 MMcf for the year ended December 31, 2024.
General and administrative expenses paid by the Trust increased $0.1 million to $1.24 million for the year ended December 31, 2024 compared to $1.17 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the Trustee withheld approximately $0.2 million and $0.4 million, respectively, towards the cash reserve that the Trustee has established for the payment of future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income in each of the years ended December 31, 2024 and 2023.
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
Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. As of December 31, 2024, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.3 million plus $0.2 million interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
Payments to the Trust in respect of the Royalty Interests are based on the provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to this report, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.
The Trust does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect the Trust’s liquidity or the availability of capital resources.
Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U) — US City Average for the immediately preceding calendar year, not to exceed +/− 3% in any one year. This fee was $170,493 and $175,607 in 2023 and 2024, respectively. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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
Critical Accounting Policies and Estimates
The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, the financial statements of the Trust differ from financial statements prepared in accordance with GAAP. For example, amortization of the Trust’s investment in the royalty interests is calculated on a unit-of-production basis and is charged directly to Trust Corpus. This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the Royalty Interests are not burdened by field and lease operating expenses. Thus, the statement of distributable income shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those unitholders’ additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The royalty income is reflected net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.
Royalty income and Expenses:
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
The Trust uses the accrual basis to recognize royalty income, which is recorded as reserves are extracted from the Underlying Properties and sold. Expenses are recognized when paid.
Royalty Interest in Gas Properties:
The Royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2024 or 2023, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

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

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2024 and 2023, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2024 and 2023, and the results of its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Valuation of Royalty Interest in Gas Properties
Description of the Matter	At December 31, 2024, the Trust’s net royalty interest in gas properties was $10.3 million. As discussed in Note 3 to the financial statements, the royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Trust determines whether an impairment charge is

Valuation of Royalty Interest in Gas Properties

necessary to its investment in the royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves.
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
Pittsburgh, Pennsylvania
March 19, 2025

ECA Marcellus Trust I
Statements of Assets, Liabilities, and Trust Corpus
As of December 31,
	2024	2023
ASSETS:
Cash and cash equivalents	$2,693,762	$2,660,054
Royalty income receivable	743,882	686,504
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(341,817,662)	(340,685,825)
Net royalty interest in gas properties	10,282,338	11,414,175
Total Assets	$13,719,982	$14,760,733
LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$347,101	$524,350
Trust corpus; 17,605,000 common units authorized, issued and outstanding	13,372,881	14,236,383
Total Liabilities and Trust Corpus	$13,719,982	$14,760,733
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Distributable Income
	Year Ended December 31, 2024	Year Ended December 31, 2023
Royalty income	$2,175,257	$2,884,833
Net proceeds to Trust	$2,175,257	$2,884,833
General and administrative expense	(1,237,468)	(1,169,560)
Interest income	139,176	119,685
Income available for distribution prior to cash reserves	1,076,965	1,834,958
Cash reserves withheld by Trustee	(167,769)	(360,000)
Interest withheld on cash reserves	(114,793)	(88,573)
Distributable income available to unitholders	$794,403	$1,386,385
Distributable income per common unit (17,605,000 units authorized and outstanding for 2024 and 2023)	$0.045	$0.079
See notes to the audited financial statements.

ECA Marcellus Trust I
Statements of Trust Corpus
	Year Ended December 31, 2024	Year Ended December 31, 2023
Trust Corpus, Beginning of Period	$14,236,383	$14,992,095
Cash reserves withheld, including interest	282,562	448,573
Distributable income	794,403	1,386,385
Distributions paid or payable to unitholders	(808,630)	(1,382,683)
Amortization of royalty interest in gas properties	(1,131,836)	(1,207,987)
Impairment of royalty interest in gas properties	—	—
Trust Corpus, End of Period	$13,372,881	$14,236,383
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
The Trust has no directors, officers or employees. The business and affairs of the Trust are administered by The Bank of New York Mellon Trust Company, N.A., as Trustee. The duties of the Trustee are defined by the Trust Agreement. The Trustee does not make operating or business decisions affecting the assets of the Trust, and the Trustee’s functions under the Trust Agreement are ministerial in nature. Although Greylock Production operates all of the Producing Wells and all of the PUD Wells, Greylock Production has no ability to manage or influence the management of the Trust. Additionally, neither the Trust nor the Trustee has any authority or responsibility for, or any involvement with or influence over, any aspect of the operations on or relating to the properties to which the Royalty Interests relate.
NOTE 2.   Basis of Presentation
The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of royalty income and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the royalty income attributable to the Trust from natural gas production and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.
NOTE 3.   Significant Accounting Policies
The accompanying audited financial information has been prepared by the Trustee on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States (“GAAP”). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (“SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Amortization of the Trust’s investment in the royalty interests is calculated on a unit-of-production basis and is charged directly to Trust Corpus. Income determined on the basis of GAAP would include all expenses incurred for the period presented. However, the Trust serves as a pass-through entity, with expenses for depreciation, depletion, and amortization, interest and income taxes being based on the status and elections of the Trust unitholders. General and administrative expenses, production taxes or any other allowable costs are charged to the Trust only when cash has been paid for those expenses. In addition, the Royalty Interest is not burdened by field and lease operating expenses. Thus, the statement of distributable income shows distributable income, defined as income of the Trust available for distribution to the Trust unitholders before application of those additional expenses, if any, for depreciation, depletion, and amortization, interest and income taxes. The royalty income is presented net of existing royalties and overriding royalties and have been reduced by gathering/post-production expenses.
Cash:
Cash equivalents may include highly liquid instruments maturing in three months or less from the date acquired.
Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of royalty income and expenses during the reporting period. Actual results could differ from those estimates.
Royalty income and Expenses:
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

The Trust uses the accrual basis to recognize royalty income, which is recorded as reserves are extracted from the Underlying Properties and sold. Expenses are recognized when paid.
Royalty Interest in Gas Properties:
The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2024 or 2023, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.
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
NOTE 5.   Income Taxes
The Trust is a Delaware statutory trust, which is taxed as a partnership for United States federal and state income tax purposes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2024 or 2023.

NOTE 6.   Related Party Transactions
Trustee Administrative Fee:
Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee was $170,493 and $175,607 in 2023 and 2024, respectively. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.
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
The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust’s interest from January 1, 2023 to December 31, 2024:
Natural Gas (MMcf)
Balance at January 1, 2023	23,059
Revisions of previous estimates	(1,049)
Production	(2,207)
Balance at December 31, 2023	19,803
Revisions of previous estimates	(2,291)
Production	(1,964)
Balance at December 31, 2024	15,548
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
	2024	2023
Future cash inflows	$26,834	$38,466
Future production costs	(9,795)	(12,476)
Future net cash flows before discount	17,039	25,990
10% discount to present value	(7,350)	(11,986)
Standardized measure of discounted future net cash flows(1)	$9,689	$14,004

(1)
No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:
The following schedule reconciles the changes from January 1, 2023 to December 31, 2024 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):
Standardized measure, January 1, 2023	$58,193
Net proceeds to the Trust	(2,885)
Revisions of previous estimates	(742)
Accretion of discount	5,819
Net change in price and production cost	(37,878)
Other	(8,503)
Standardized measure, December 31, 2023	$14,004
Net proceeds to the Trust	(2,175)
Revisions of previous estimates	(1,428)
Accretion of discount	1,400
Net change in price and production cost	(1,531)
Other	(581)
Standardized measure, December 31, 2024	$9,689
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
Trustee’s Report on Internal Control over Financial Reporting
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting.   During the quarter ended December 31, 2024, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.
Item 9B.   Other Information.
Rule 10b5-1 Trading Plans.   During the three months ended December 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.
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
Insider Trading Policy
Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of The Bank of New York Mellon Corporation., the parent corporation of The Bank of New York Mellon Trust Company, N.A.
Item 11.   Executive Compensation.
During the years ended December 31, 2023 and 2024, the Trustee received administrative fees of $170,493 and $175,607, respectively, from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)
Security Ownership of Certain Beneficial Owners.

Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the Trust units as of March 19, 2025.
(b)
Security Ownership of Management.

Not applicable.
(c)
Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2024 and 2023 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.
Trustee Administrative Fee
Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee has increased the annual fee each year. The annual fee was $170,493 and $175,607 in 2023 and 2024, respectively. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ended December 31, 2024 and 2023 included administrative fees of approximately $175,607 and $170,493, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.
Director Independence
The Trust does not have a board of directors.
Item 14.   Principal Accountant Fees and Services.
The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee. The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2025. During fiscal 2024 and 2023, Ernst & Young LLP served as the Trust’s independent registered public accounting firm.
The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2024 and 2023 by Ernst & Young LLP:
	2024	2023
Audit fees(1)	$186,000	$178,500
Audit-related fees	—	—
Tax fees	205,000	205,000
All other fees	—	—
Total fees	$391,000	$383,500

(1)
Fees for audit services included fees for the reviews of the Trust’s quarterly financial statements.

PART IV
Item 15.   Exhibit and Financial Statement Schedules
(a)(1)   Financial Statements
The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this report on the pages indicated:
(a)(2)   Schedules
Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
(a)(3)   Exhibits
The exhibits below are filed or furnished herewith or incorporated herein by reference.
Exhibit Number	Description
3.1	Certificate of Trust of ECA Marcellus Trust I (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 333-165833)).
3.2	Amended and Restated Trust Agreement of ECA Marcellus Trust I, dated July 7, 2010, among Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee, and Corporation Trust Company, as Delaware Trustee (Incorporated herein by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of
1934 (Incorporated herein by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K
filed on March 23, 2020 (File No. 001-34800)).
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010, from Energy Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.2	Perpetual Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy
Corporation of America to The Bank of New York Mellon Trust Company, N.A., as Trustee
(Incorporated herein by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.3	Private Investor Conveyance, dated July 7, 2010, among ECA Marcellus Trust I and certain private investors named therein (Incorporated herein by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.4	Assignment of Royalty Interest, dated effective April 1, 2010, from Eastern Marketing Corporation to The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).

Exhibit Number	Description
10.5	Term Overriding Royalty Interest Conveyance (PDP), dated effective April 1, 2010 from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.6	Term Overriding Royalty Conveyance (PUD), dated effective April 1, 2010, from Energy Corporation of America to Eastern Marketing Corporation (Incorporated herein by reference to Exhibit 10.6 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.7	Administrative Services Agreement, dated July 7, 2010, between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.8	Royalty Interest Lien, dated July 7, 2010, by and between Energy Corporation of America and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated herein by reference to Exhibit 10.11 to the Trust’s Current Report on Form 8-K filed on July 13, 2010 (File No. 001-34800)).
10.9	Registration Rights Agreement, dated July 7, 2010, by and among ECA Marcellus Trust I, Energy
Corporation of America, and certain affiliates of Energy Corporation of America (Incorporated herein by reference to Exhibit 10.12 to the Trust’s Current Report on Form 8-K filed on July 13,
2010 (File No. 001-34800)).
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ryder Scott Company, L.P.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Ryder Scott Company, L.P. dated December 18, 2024 (included in Appendix A to this report).

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
March 19, 2025
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
December 18, 2024
ECA Marcellus Trust I
The Bank of New York Mellon Trust Company, N.A.
601 Travis Street, 16th Floor
Houston, Texas 77002
Ladies and Gentlemen:
At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2024. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third-party study, completed on December 18, 2024 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.
The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2024.
The estimated reserves and future net income amounts presented in this report, as of December 31, 2024 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Royalty Interests of
ECA Marcellus Trust I
As of December 31, 2024
Total Proved Developed Producing
Net Reserves
Gas – MMcf	15,548
Income Data ($M)
Future Gross Revenue	$26,834
Deductions	9,795
Future Net Income (FNI)	$17,039
Discounted FNI @ 10%	$9,689
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
The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. The Trust owns only a royalty interest, and the operating costs utilized in our evaluation serve only the purpose of calculating economic limits. However, certain electricity, gathering and firm transportation costs paid by the Trust are included and shown as “Other” deductions in the cash flows. The future net income is before the deduction state and federal income taxes and general administrative overhead, and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income.
Gas reserves account for 100 percent of total future gross revenue from proved reserves.
The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.
Discounted Future Net Income ($M) As of December 31, 2024
Discount Rate Percent	Total Proved
9	$10,099
12	$8,975
15	$8,107
18	$7,415
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
All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through November 2024. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.
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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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
We furnished the Trust with the above-mentioned average benchmark price in effect on December 31, 2024. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the “benchmark price” and “price reference” used for the geographic area included in the report.
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
Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$2.130/MMBTU	$1.73/Mcf
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.
Costs
Operating costs for the leases and wells in this report were furnished by the Trust. They are based on the operating expense reports of the operator and include only those costs directly applicable to the leases or wells. The Trust only owns a royalty interest in the subject wells and the operating expenses supplied by the Trust were used only to determine the economic life of each property. However, per specific contractual terms, certain electricity, gathering and firm transportation costs paid by the Trust are included and shown as “Other” deductions in the cash flows. The costs furnished to us were reviewed by us for their reasonableness using information furnished by the Trust for this purpose. No deduction was made for loan repayments, interest expenses, or exploration and development prepayments that were not charged directly to the leases or wells.
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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third-party report for the Trust, which appears in the December 31, 2024 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.
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
Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPELS Firm Registration No. F-1580
/s/ Stephen E. Gardner, P.E.
Colorado License No. 44720	[SEAL]
Managing Senior Vice President
SEG/vs
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
RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

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