Form 10-Q
period 2025-03-31
ECA Marcellus Trust I
filed 2025-05-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS:
Cash	$2,834,837	$2,693,762
Royalty income receivable	1,278,647	743,882
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(342,109,371)	(341,817,662)
Net royalty interest in gas properties	9,990,629	10,282,338
Total Assets	$14,104,113	$13,719,982

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$911,520	$347,101

Trust Corpus:
Trust corpus; 17,605,000 common units authorized, issued and outstanding	13,192,593	13,372,881
Total Liabilities and Trust Corpus	$14,104,113	$13,719,982

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Royalty income	$1,278,647	$627,390
Net proceeds to Trust	$1,278,647	$627,390

General and administrative expense	(281,522)	$(185,051)
Interest income	30,816	$36,774

Income available for distribution prior to cash reserves	$1,027,940	$479,113

Cash reserves withheld by Trustee	(90,000)	$(90,000)
Interest withheld on cash reserves	(26,420)	$(27,293)
Distributable income available to unitholders	$911,520	$361,819

Distributable income per common unit
(17,605,000 units authorized and outstanding)	$0.052	$0.021

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Trust Corpus, Balance at January 1,	$13,372,881	$14,236,383
Cash reserves withheld, including interest	116,420	117,293
Distributable income	911,520	361,819
Distributions paid or payable to unitholders	(916,520)	(365,620)
Amortization of royalty interest in gas properties	(291,709)	(307,866)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at March 31,	$13,192,593	$14,042,010

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended March 31, 2025 were $1.3 million and totaled approximately $2.8 million for the four consecutive quarters ended March 31, 2025. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. The royalty income to which the Trust is entitled has experienced a substantial decline beginning in late 2022, which has been driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of royalty income and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the royalty income attributable to the Trust from natural gas production for the three months ended March 31, 2025 and 2024 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2024 or during the three months ended March 31, 2025. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of March 31, 2025, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended March 31, 2025.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year. The annual fee was $176,895 in 2024 and is $182,202 in 2025. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in “Overview” below, Greylock Energy acquired substantially all of the assets of Energy Corporation of America in November 2017. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and at http://ect.q4web.com/home/default.aspx. Certain terms used herein are defined in Appendix A. All information regarding operations has been provided to the Trustee by Greylock Energy.

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

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	risks incident to the operation of natural gas wells;

•	future production costs;

•	the effects of existing and future laws and regulatory actions;

•	the effects of changes in commodity prices;

•	conditions in the capital markets;

•	the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	competition in the energy industry;

•	the uncertainty of estimates of natural gas reserves and production;

•	potential impacts on Greylock Energy’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of March 31, 2025, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Greylock Production has an agreement with Columbia Gas Transmission, LLC (“Columbia”) to provide firm transportation downstream of the GCGS for 45,000 MMBtu per day (the “Transportation Agreement”). The Transportation Agreement has been in effect since August 1, 2011 and provides for firm transportation at Columbia’s filed tariff rate, which is currently $0.3154 per MMBtu at one hundred percent load factor. During the third quarter of 2024 Greylock Production and Columbia amended the Transportation Agreement to provide for firm transportation of 39,901 MMBtu per day through December 31, 2027. The rate under the Transportation Agreement was set in 2022 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission and was not permitted to be raised prior to April 1, 2025.

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

The markets for natural gas are volatile. The outbreak of war between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruption for oil and natural gas, which has further enhanced the volatility in natural gas prices since early 2022. The extent and duration of the war in Ukraine, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. In addition, the ongoing hostilities between Israel and Iran and its proxies amid increased tensions in the Middle East also could have a disruptive effect on global natural gas markets. Although the events in Ukraine and the Middle East are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock Energy nor the Trustee can predict the progress or outcome of the war in Ukraine or the armed conflict between Israel and Iran and its proxies, as these conflicts, and any resulting government reactions, are evolving and beyond the control of Greylock Energy or the Trust. Although the inflation rate has declined from the higher levels experienced in 2022 and early 2023, the resulting increases in interest rates since the first quarter of 2022 and the prospect of a possible recession in the near future also could have a negative effect on the demand for natural gas. Meanwhile, the extensive tariffs recently announced by the Trump Administration could adversely affect economic growth in the U.S. and globally, which also could negatively affect the demand for natural gas. Given the dynamic nature of these events, neither Greylock Energy nor the Trust can reasonably estimate the period of time that these market conditions will persist. As a result, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period. Low natural gas prices will reduce royalty income to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders. For example, there was no distribution to unitholders for the quarter ended June 30, 2024 as Trust expenses exceeded net revenues to the Trust.

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended March 31, 2025 were $1.3 million and totaled approximately $2.8 million for the four consecutive quarters ended March 31, 2025. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. The royalty income to which the Trust is entitled has experienced a substantial decline beginning in late 2022, which has been driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

Results of Trust Operations

For the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Distributable income for the three months ended March 31, 2025 increased to $0.9 million from $0.4 million for the three months ended March 31, 2024. Compared to the quarter ended March 31, 2024, royalty income increased by $0.7 million while general and administrative expenses increased by $0.1 million.

Royalty income increased to $1.3 million for the three months ended March 31, 2025 from $0.6 million for the three months ended March 31, 2024. Between periods, there was an increase in the average sales price realized which was partially offset by a decrease in production.

The average price realized for the three months ended March 31, 2025 increased $1.73 per Mcf to $2.90 per Mcf compared to $1.17 per Mcf for the three months ended March 31, 2024. The increase in the average sales price realized for natural gas production was due to a higher average sales price, partially offset by an increase in the average rate for other post-production costs. The average sales price, before post-production costs, increased from $1.77 per Mcf for the three months ended March 31, 2024 to $3.50 per Mcf for the three months ended March 31, 2025. The increase in price was the result of an increase in the average Basis per MMBtu realized for the three months ended March 31, 2025 to minus $0.25 per MMBtu compared to minus $0.53 per MMBtu for the three months ended March 31, 2024. The weighted average monthly closing NYMEX price for the three months ended March 31, 2025 was $3.65 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.25 per MMBtu for the three months ended March 31, 2024.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Average post-production costs were $0.60 per Mcf for the three months ended March 31, 2025 compared to $0.59 per Mcf for the three months ended March 31, 2024.

Production decreased 17.4% from 534 MMcf for the three months ended March 31, 2024 to 441 MMcf for the three months ended March 31, 2025 due to normal declines.

General and administrative expenses paid by the Trust were $0.3 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024. Cash reserves of $0.1 million were withheld for each of the three-month periods ended March 31, 2025 and March 31, 2024.

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

Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. For the quarter ended March 31, 2025, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of March 31, 2025, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.4 million plus $0.2 million of interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2024 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts due to the Trust.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based upon NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended March 31, 2025. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2025, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2024 Form 10-K. No material changes to such risk factors have occurred since the filing of such report.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: May 14, 2025

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