Form 10-Q
period 2025-06-30
ECA Marcellus Trust I
filed 2025-08-14
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS:
Cash	$2,781,999	$2,693,762
Royalty income receivable	878,516	743,882
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(342,397,795)	(341,817,662)
Net royalty interest in gas properties	9,702,205	10,282,338
Total Assets	$13,362,720	$13,719,982

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$345,074	$347,101

Trust Corpus:
Trust corpus; 17,605,000 common units authorized, issued and outstanding	13,017,646	13,372,881
Total Liabilities and Trust Corpus	$13,362,720	$13,719,982

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Royalty income	$2,157,162	$1,018,788	$878,516	$391,398
Net proceeds to Trust	$2,157,162	$1,018,788	$878,516	$391,398

General and administrative expense	(731,496)	(686,338)	(449,974)	(501,286)
Interest income	64,765	73,444	33,949	36,670

Income available for distribution prior to cash reserves	$1,490,431	$405,894	$462,491	$(73,218)

Cash reserves withheld by Trustee	(180,000)	12,231	(90,000)	102,231
Interest withheld on cash reserves	(53,836)	(56,306)	(27,417)	(29,013)
Distributable income available to unitholders	$1,256,595	$361,819	$345,074	$(0)

Distributable income per common unit
(17,605,000 units authorized and outstanding)	$0.071	$0.021	$0.020	$(0.000)

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Trust Corpus, Balance at April 1,	$13,192,593	$14,042,010
Cash reserves withheld, including interest	117,417	(73,218)
Distributable income	345,074	0
Distributions paid or payable to unitholders	(349,013)	(7,886)
Amortization of royalty interest in gas properties	(288,425)	(272,998)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at June 30,	$13,017,646	$13,687,908

	Six Months Ended
	June 30,
	2025	2024
Trust Corpus, Balance at January 1,	$13,372,881	$14,236,383
Cash reserves withheld, including interest	233,836	44,075
Distributable income	1,256,595	361,819
Distributions paid or payable to unitholders	(1,265,534)	(373,505)
Amortization of royalty interest in gas properties	(580,133)	(580,864)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at June 30,	$13,017,646	$13,687,908

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended June 30, 2025 were $0.9 million and totaled approximately $3.3 million for the four consecutive quarters ended June 30, 2025. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. The royalty income to which the Trust is entitled has experienced a substantial decline beginning in late 2022, which has been driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of royalty income and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the royalty income attributable to the Trust from natural gas production for the three and six months ended June 30, 2025 and 2024 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during 2024 or during the three and six months ended June 30, 2025. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of June 30, 2025, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended June 30, 2025.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of June 30, 2025, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Greylock Production and Columbia Gas Transmission, LLC (“Columbia”) are parties to a transportation agreement (the “Transportation Agreement”) that initially provided for firm transportation downstream of the GCGS of 45,000 MMBtu per day. The Transportation Agreement has been in effect since August 1, 2011, with Greylock Production having assumed Legacy ECA’s obligations as of January 1, 2018, and provides for firm transportation at Columbia’s filed tariff rate, which had been approximately $0.35 per MMBtu at one hundred percent load factor from April 2024 through March 31, 2025. During the third quarter of 2024, Greylock Production and Columbia amended the Transportation Agreement to provide for firm transportation of 39,901 MMBtu per day effective January 1, 2025 through December 31, 2027. The tariff rates under the Transportation Agreement that had been in effect from December 1, 2021 through March 31, 2025 were set in 2022 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission (“FERC”).

On September 30, 2024, Columbia submitted an application to FERC to increase certain tariff rates effective April 1, 2025.  On October 31, 2024, FERC issued an Order Accepting and Suspending the Filing, Subject to Refund.  As proposed, this tariff filing would increase the tariff rate from approximately $0.35 per MMBtu to approximately $0.725 per MMBtu on the applicable contracts. Columbia began charging the increased transportation rates effective April 1, 2025. Greylock Production and other parties protested the new proposed tariff rate at FERC. On July 1, 2025, Columbia moved to place the Period I Settlement Rates into effect as of June 1, 2025 and apply such rates to the settling parties, including Greylock Production. The Chief Administrative Law Judge granted Columbia’s motion. Columbia invoiced Greylock Production at the one hundred percent load factor tariff rate of $0.4436 per MMBtu for June 2025. On August 13, 2025, Columbia filed a proposed final settlement at FERC. Once FERC approves and accepts the settlement, Greylock Production anticipates Columbia would issue refunds on the difference between the initial increased rates charged and the final settlement rate within 60 days of the effective date of the settlement, with Greylock Production expecting to distribute to the Trust the portion of the refund attributable to the Trust during the three months ending December 31, 2025 or the three months ending March 31, 2026. The portion of any such refund attributable to the Trust is not expected to be significant.

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended June 30, 2025 were $0.9 million and totaled approximately $3.3 million for the four consecutive quarters ended June 30, 2025. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. The royalty income to which the Trust is entitled has experienced a substantial decline beginning in late 2022, which has been driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. The Tax Cuts and Jobs Act (the “TCJA”) enacted in December 2017 treats a non-U.S. holder’s gain on the sale of Trust units as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the sale of such Trust units. The TCJA also requires a transferee of units to withhold 10% of the amount realized on the sale or exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available. Pursuant to final Treasury Regulations issued on October 7, 2020, this withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for federal and state income tax purposes) occurring on or after January 1, 2022.

Results of Trust Operations

For the Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Distributable income for the three months ended June 30, 2025 increased to $0.3 million from $0 for the three months ended June 30, 2024. Compared to the quarter ended June 30, 2024, royalty income increased by $0.5 million while administrative expenses remained at approximately $0.5 million and cash reserves increased by $0.2 million.

Royalty income increased to $0.9 million for the three months ended June 30, 2025 from $0.4 million for the three months ended June 30, 2024. Between periods, there was an increase in the average sales price realized which was partially offset by a decrease in production.

The average price realized for the three months ended June 30, 2025 increased $1.18 per Mcf to $2.01 per Mcf compared to $0.83 per Mcf for the three months ended June 30, 2024. The increase in the average sales price realized for natural gas production was due to a higher average sales price, partially offset by an increase in the average rate for other post-production costs. The average sales price, before post-production costs, increased from $1.44 per Mcf for the three months ended June 30, 2024 to $2.74 per Mcf for the three months ended June 30, 2025. The increase in price was the result of an increase in the average monthly closing NYMEX price partially offset by a decrease in average basis. The weighted average monthly closing NYMEX price for the three months ended June 30, 2025 was $3.45 per MMBtu compared to the weighted average monthly closing NYMEX price of $1.88 per MMBtu for the three months ended June 30, 2024. The average Basis per MMBtu realized for the three months ended June 30, 2025 was minus $0.79 per MMBtu compared to minus $0.48 per MMBtu for the three months ended June 30, 2024.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Average post-production costs were $0.72 per Mcf for the three months ended June 30, 2025 compared to $0.61 per Mcf for the three months ended June 30, 2024. This increase was due to an increase in firm transportation cost related to the Columbia tariff filing.

Production decreased 7.9% from 474 MMcf for the three months ended June 30, 2024 to 436 MMcf for the three months ended June 30, 2025 due to normal declines.

General and administrative expenses paid by the Trust were $0.4 million for the three months ended June 30, 2025 and $0.5 million for the three months ended June 30, 2024. Cash reserves of $0.1 million were withheld for the three-month period ended June 30, 2025 while $0.1 million was released for the three-month period ended June 30, 2024.

For the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Distributable income for the six months ended June 30, 2025 increased to $1.3 million from $0.4 million for the six months ended June 30, 2024. Compared to the six months ended June 30, 2024, royalty income increased by $1.1 million while administrative expenses remained at approximately $0.7 million and cash reserves increased by $0.2 million.

Royalty income for the six months ended June 30, 2025 increased to $2.2 million from $1.0 million for the six months ended June 30, 2024, an increase of approximately $1.1 million. This increase was due to an increase in the average sales price between periods slightly offset by a decrease in production.

The average price realized for the six months ended June 30, 2025 increased $1.45 per Mcf to $2.46 per Mcf compared to $1.01 per Mcf for the six months ended June 30, 2024. The increase in the average sales price realized for natural gas production was due to a higher average sales price, which was partially offset by an increase in post-production costs during the period. The average sales price, before post-production costs, increased from $1.61 per Mcf for the six months ended June 30, 2024 to $3.12 per Mcf for the six months ended June 30, 2025. The increase in price was the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.55 per MMBtu compared to the weighted average monthly closing NYMEX price of $2.07 per MMBtu for the six months ended June 30, 2024. The average Basis per MMBtu realized for the six months ended June 30, 2025 increased $0.01 per Mcf to minus $0.52 per Mcf compared to minus $0.51 per Mcf for the six months ended June 30, 2024.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Average post-production costs were $0.66 per Mcf for the six months ended June 30, 2025 compared to $0.60 per Mcf for the three months ended June 30, 2024. This increase was due to an increase in firm transportation cost related to the Columbia tariff filing.

Production decreased 13% from 1,008 MMcf for the six months ended June 30, 2024 to 877 MMcf for the six months ended June 30, 2025 due to normal production declines as well as compressor maintenance occurring on the GCGS during the current period.

General and administrative expenses paid by the Trust were $0.7 million for each of the six-month periods ended June 30, 2025 and June 30, 2024. Cash reserves of $0.2 million were withheld for the six-month period ended June 30, 2025 while minimal reserves were released during the six-month period ended June 30, 2024.

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

Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. For the quarter ended June 30, 2025, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of June 30, 2025, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.5 million plus $0.3 million of interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired involves estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based upon NYMEX forward pricing curves. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the quarter ended June 30, 2025. Significant dispositions or abandonment of the Underlying Properties are charged to Royalty Interests and the Trust Corpus.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2025, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2024 Form 10-K. No material changes to such risk factors have occurred since the filing of such report.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: August 14, 2025

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