Form 10-K
period 2025-12-31
ECA Marcellus Trust I
filed 2026-03-24
CIK 1487798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 Or
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

The aggregate market value of Common Units representing beneficial interests in ECA Marcellus Trust I held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,091,150.

As of March 24, 2026, 17,605,000 Common Units representing beneficial interests in ECA Marcellus Trust I were outstanding.

Documents Incorporated By Reference: None

References to the “Trust” in this document are to ECA Marcellus Trust I. As discussed in “ Business – “Introduction” in Item 1, in November 2017 Greylock Energy, LLC and certain of its wholly owned subsidiaries acquired substantially all of the gas production and midstream assets of Energy Corporation of America, including all of the interests of Legacy ECA (as defined below) in certain natural gas properties that are subject to the royalty interests held by the Trust (the “Acquisition”). References to “Greylock Energy” in this document are to Greylock Energy, LLC and certain of its wholly-owned subsidiaries, including Greylock Production, LLC (“Greylock Production”), which serves as operator of the subject wells, and Greylock Midstream, LLC (“Greylock Midstream”), whose subsidiaries market and gather certain of the gas. References to “Legacy ECA” in this document are to Energy Corporation of America and its wholly owned subsidiaries, and, when discussing the conveyance documents, the Private Investors (as defined in “Glossary of Certain Terms”), as such entities existed prior to the Acquisition. In this document, the “Sponsor” refers to Legacy ECA, for periods prior to the Acquisition, and to Greylock Energy, for periods after the Acquisition.

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

When used in this Form 10-K, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	risks incident to the operation of natural gas wells;

•	future production costs;

•	the effects of existing and future laws and regulatory actions;

•	the effects of changes in commodity prices;

•	conditions in the capital markets;

•	the occurrence or threat of epidemic or pandemic diseases or other public health events, or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing wars in Ukraine and in the Persian Gulf, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, the impact of new or additional trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	competition in the energy industry;

•	the uncertainty of estimates of natural gas reserves and production;

•	the occurrence of security incidents, including breaches of security, or other attack, destruction, alteration, corruption, or unauthorized access to the information technology systems of Greylock Energy or the Trustee or destruction, loss, alteration, corruption, or misuse or unauthorized disclosure of or access to data;

•	potential impacts on Greylock Energy’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in this Form 10-K.

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

Perpetual Royalty Interests—a term that collectively references the Perpetual PDP Royalty Interests and the Perpetual PUD Royalty Interests.

Private Investors—the persons described as the “Private Investors” in the Prospectus.

Prospectus—the prospectus dated July 1, 2010 and filed on July 1, 2010 with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the initial public offering of the Trust units.

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

SEC—means the United States Securities and Exchange Commission.

Sponsor’s retained interest—Legacy ECA’s retained interest in 10% of the proceeds from the sale of production from the 14 producing Marcellus Shale natural gas wells located in Greene County, Pennsylvania as well as Legacy ECA’s retained interest in 50% of the proceeds from the sale of production from the PUD Wells drilled in the AMI. This interest was conveyed to Greylock Production from Legacy ECA as part of the asset acquisition as described in Item 1—Business—“Introduction” below.

Subject Gas—means Gas from the Marcellus Shale formation from any Producing Well or PUD Well.

Subject Interest—means Greylock Production’s current undivided interests in the AMI, as lessee under Gas leases, as an owner of the Subject Gas (or the right to extract such Gas), or otherwise, by virtue of which undivided interests Greylock Production has the right to conduct exploration and natural gas production operations on the AMI.

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

As discussed below, Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011, over two years ahead of the required completion date of March 31, 2014. Consequently, no additional wells have been or will be drilled for the Trust. As of December 31, 2025 the Trust owns Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production. The 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) are sometimes herein called the “Trust Wells”.

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

Unless sooner terminated, as discussed in detail below under the caption “—Duration of the Trust; Sale of Royalty Interests,” the Trust will begin to liquidate on or about March 31, 2030 (the “Termination Date”). The Term Royalty Interests will revert automatically to Greylock Production at the Termination Date, and the Perpetual Royalty Interests will be sold pursuant to a marketing process expected to commence soon thereafter, with any net proceeds from the sale to be distributed pro rata to the Trust unitholders. Greylock Production has a right of first refusal to purchase the Perpetual Royalty Interests being sold by the Trust following the termination of the Trust. See “—Greylock Production’s Right of First Refusal” below.

As described below under “—Duration of the Trust; Sale of Royalty Interests,” the Trust is required to dissolve if the gross proceeds received by the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. Gross proceeds over the four consecutive quarters ended December 31, 2025 were $3.8 million. The gross proceeds attributable to the Royalty Interests are dependent upon, among other factors, the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over the volumes sold or the proceeds realized from those sales.

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

Pursuant to Section 1446 of the Internal Revenue Code of 1986 (the “IRC”), withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on the distribution made to non-U.S. persons. A non-U.S. holder’s gain on the sale of Trust units is treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. A transferee of units is also required to withhold 10% of the amount realized on the sale or exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available.

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

The post-production costs for the Trust’s natural gas produced and sold averaged $0.67 per MMBtu and $0.61 per MMBtu for the years ended December 31, 2025 and 2024, respectively. Such costs may increase or decrease in the future. The post-production costs attributable to third party arrangements may be costs established by arms-length negotiations or pursuant to a state or federal regulatory proceeding. Greylock Production is permitted to deduct from the proceeds payable to the Trust other post-production costs necessary to make the natural gas from the Underlying Properties marketable, so long as such costs do not materially exceed the charges prevailing in the area for similar services.

The Sponsor and Columbia Gas Transmission, LLC (“Columbia”) are parties to a transportation agreement (the “Transportation Agreement”), in effect since August 1, 2011, that provides for firm transportation downstream of the GCGS at Columbia’s filed tariff rate. During the third quarter of 2024, Greylock Production and Columbia amended the Transportation Agreement to reduce the firm transportation amount, from 45,000 MMBtu that had initially prevailed under the agreement, to 39,901 MMBtu per day effective January 1, 2025 through December 31, 2027.

The tariff rates under the Transportation Agreement that had been in effect from December 1, 2021 through March 31, 2025 were set in 2022 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission (“FERC”), and had been approximately $0.35 per MMBtu at one hundred percent load factor from April 2024 through March 31, 2025. On September 30, 2024, Columbia submitted an application to FERC to increase certain tariff rates effective April 1, 2025.  On October 31, 2024, FERC issued an Order Accepting and Suspending the Filing, Subject to Refund.  As filed, the tariff rate increased from approximately $0.35 per MMBtu to approximately $0.725 per MMBtu on the applicable contracts.  Columbia began charging the increased transportation rates effective April 1, 2025. Greylock Production and other parties protested the new proposed tariff rate at FERC.  On July 1, 2025, Columbia moved to place the Period I Settlement Rates into effect as of June 1, 2025 and apply such rates to the settling parties, including Greylock Production.  The Chief Administrative Law Judge granted Columbia’s motion. Columbia invoiced Greylock Production at the one hundred percent load factor tariff rate of $0.4436 per MMBtu for June 2025.  On August 13, 2025, Columbia filed a proposed final settlement at FERC.  On September 15, 2025, the Presiding Administrative Law Judge certified the settlement as uncontested with a tariff rate of $0.4376 per MMBtu from April 1, 2025 to March 31, 2026 and increasing by $0.0075 per MMBtu annually (through March 31, 2028).  FERC approved the settlement on October 30, 2025.  Columbia issued refunds on the difference between the initial increased rates charged for April and May 2025 and the final settlement rate. Greylock Production will distribute to the Trust the portion of the refund attributable to the Trust, along with the proceeds attributable to the fourth quarter of 2025, during the first quarter of 2026.

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

The results of the 2024 presidential election and President Trump’s energy agenda prioritizing domestic oil and gas production will likely impact the air quality-related requirements that apply to Greylock Production. In March 2025, the EPA announced it was reconsidering the 2024 rules that established new volatile organic compound and methane emissions standards for both new and existing sources. Following that announcement, the EPA adopted amendments to the NSPS and existing source performance standards that extended the compliance deadlines for many of the new source requirements adopted in 2024 and extended the state plan submittal deadlines, which will effectively extend the dates by which existing sources must come into compliance with the existing source emissions guidelines. It is currently unknown whether EPA’s reconsideration of the 2024 rules will result in further changes. Similar to prior changes to the air pollution control standards for oil and gas sources, the most recent changes will be subject to judicial review, as well as the potential for future presidential administrations to take a different approach.

The EPA is also charged with establishing National Ambient Air Quality Standards (“NAAQS”), the implementation of which can indirectly impact Greylock Production’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. Likewise, in March 2024, the EPA issued a final rule that lowered the annual standard for fine particulate matter from 12 to 9 micrograms per cubic meter. In March 2025, however, the EPA announced that it would reconsider the rule lowering the fine particulate matter standard, and the EPA has filed a request that the U.S. Court of Appeals vacate the 2024 rule. In 2026, the EPA also has delayed taking certain actions necessary to implement air quality requirements under the lower 2024 standard. No regulatory action or court decision has changed the 2024 rule lowering the fine particulate matter standard, and the EPA’s delayed implementation of the 2024 standard likely will be subject to judicial review. State or federal implementation of the NAAQS could result in stricter permitting or regulatory requirements, delay or prohibit Greylock Production’s ability to obtain such permits, and result in increased expenditures for pollution control equipment.

Greylock Production may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. Greylock Production currently does not expect that such requirements will have a material adverse effect on its operations.

Climate Change. The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (“GHGs”) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on Greylock Production is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.

The EPA has established methane standards for oil and gas sources based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in methane and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards – though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of the EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.

The Inflation Reduction Act of 2022 (the “IRA”) included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions, and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of the EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

Meanwhile, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives to date have focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. Congress may in the future consider adopting other legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.

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

How the EPA and the USACE define “waters of the United States” (“WOTUS”), which defines the extent of geographic jurisdiction under the CWA, has been the subject of controversy and litigation for decades and can impact Greylock Production’s regulatory and permitting obligations under the CWA. In 2023, in Sackett v. EPA, the Supreme Court issued a landmark decision interpreting WOTUS more narrowly than the then-current definition contemplated, resulting in diminished jurisdiction over wetlands and streams that lacked certain connections to other waters or consistent water flow. Following Sackett, because of ongoing litigation, the regulatory landscape currently remains unsettled. The regulations currently in effect in 24 states define WOTUS using a 2023 regulation modified after the Sackett decision. In the rest of the country, the agencies base jurisdiction on an earlier WOTUS definition as implemented in light of a number of Supreme Court decisions, including Sackett. Despite the two approaches, jurisdiction over WOTUS is essentially consistent across the United States.

In November 2025, the Army Corps of Engineers released a proposed rule revising the regulatory definition of WOTUS. That new definition is expected to go into effect in early 2026 without substantial changes from the proposed definition. Regardless of the ultimate details, the revised definition likely will further reduce CWA jurisdiction, especially over wetlands and streams, leading to fewer permitting requirements. Once the new WOTUS definition is final, litigation will likely continue challenging the legality of the definition. This litigation could have the effect of delaying or precluding implementation of the new rule. Greylock Production’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation.

USACE Nationwide Permits (“NWPs”) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. NWP 12 will expire in March 2026 and be replaced with a new version. The NWPs expire in March 2026 and will be replaced, simultaneously, with new versions that are largely unchanged from the previous set. Litigation challenging the NWPs, if filed, could result in additional cost and time for permitting projects.

In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This has resulted, in many instances, in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.

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

Endangered Species Act. The federal Endangered Species Act, as amended (“ESA”), prohibits taking of listed endangered, and in some cases threatened, species. Under the ESA, federal agencies are obligated to consult with the U.S. Fish and Wildlife Service or National Marine Fisheries Service (the “Services”) if an agency’s actions, including permit actions, may affect listed species or designated critical habitat. If endangered species are located in areas of the Underlying Properties where seismic surveys, development activities or abandonment operations may be conducted, the work could be prohibited or delayed or expensive mitigation may be required, depending on the implications for protected species and designated critical habitat. Changes to implementing rules in the Biden Administration may, in some instances, make a federal review process occasioned by the application for permits, rights of way, or leases more complex in certain circumstances. In addition, designation of new species as threatened or endangered could cause Greylock Production to incur additional costs arising from species protection measures, could result in limitations on activities, and could require a more complex regulatory compliance process. However, in 2025, the Services issued proposed revisions to the regulations implementing the ESA Section 7 consultation process and the scope of the definition of the term “take.” These regulations, if finalized, generally would be deregulatory in nature, modestly reducing the coverage of the ESA and streamlining the ESA section 7 consultation process. Nevertheless, these rules are expected to be immediately challenged in litigation, which will create uncertainty as to if and when these rules will go into effect. In January 2025, the Trump Administration directed the use of the emergency consultation procedures for permitting for energy projects in the Declaring a National Energy Emergency Executive Order.

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions — such as permits, leases, and rights-of-way. Driven by court decisions and Administration policy, NEPA implementation and resulting litigation changed dramatically in 2025. Key changes are driving agencies narrow their NEPA reviews and complete them faster and are driving courts to show more deference to agencies when reviewing the adequacy of an agency’s analysis under NEPA, benefitting private projects that may require federal permits and reviews.

In particular, until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (“CEQ”) as well as pursuant to the federal agency’s own NEPA procedures. After two federal courts found that CEQ did not have authority to issue binding regulations, CEQ withdrew their regulations. In their place, agencies each issued their own NEPA procedures and, for the most part, put those procedures in agency guidance rather than binding regulations, although the USACE (which issues permits that can be critical to construction) regulatory program is a notable exception, keeping its NEPA procedures in regulations. While the agency procedures were based on a CEQ template, there are inconsistencies among the agencies on various topics, including the requirement for public comment and consideration of various types of impacts. These procedures make changes that are intended to streamline reviews.

Also, on May 29, 2025, the Supreme Court decided Seven County Infrastructure Coalition v. Eagle County, Colorado, in which the Court expressed clear intention that NEPA should be brought “back in line with the statutory text and common sense.” Significantly for permits that may be needed for private projects, the Court clarified that agencies need only evaluate the effects of the specific “proposed action” before them, not the impacts of “other future or geographically separate projects that may be built (or extended) as a result of or in the wake of the immediate project under consideration.” The Court also emphasized that courts must afford agencies substantial deference in reviewing agency actions under NEPA and that agencies “must have broad latitude to draw a ‘manageable line’” when determining the appropriate scope of analysis. The Court’s decision may reduce litigation risk and help streamline federal reviews.

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

Greylock Production believes that its continued compliance with existing requirements will not have a material adverse effect on the cash distributions to the Trust unitholders. On December 24, 2015, Legacy ECA received a Notice of Violation (“NOV”) from PADEP relating to Legacy ECA’s operation of various water impoundments constructed on numerous well pad sites situated in Greene and Clearfield counties covering some of the Underlying Properties. Prior to the Acquisition, Legacy ECA reached a Consent Order and Agreement (“COA”) with PADEP under which Legacy ECA agreed to pay a $1.7 million Civil Penalty Settlement to PADEP and to remediate the environmental impacts as described in the COA. However, pursuant to the conveyances these expenses incurred by Legacy ECA related to the NOV are not deductible from the proceeds due to the Trust and therefore did not affect cash distributions to Trust unitholders. As such, there were no material capital expenditures for remediation or pollution control activities for the years ended December 31, 2025 and 2024, with respect to the Underlying Properties.

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

Description of the Trust Agreement

The Trust was created under Delaware law to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to an agreement among Legacy ECA, the Trustee and the Delaware Trustee. Greylock Production has assumed Legacy ECA’s obligations under the Trust Agreement as described under “—Introduction” above. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over or responsibility for costs relating to the operation of the Underlying Properties. Neither Greylock Production nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding or to conduct further drilling on or to maintain their ownership interest in any of these properties.

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

Following the earlier of the Termination Date or any of the foregoing dissolution triggering events, the Trustee would sell all of the Trust’s assets, either by private sale or public auction (in accordance with the procedures described below under “—Greylock Production’s Right of First Refusal”), and distribute the net proceeds of the sale to the Trust unitholders.

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

Federal Income Tax Considerations

The Trust’s United States federal income tax reporting position is that it should be classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of counsel to Legacy ECA and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust’s gross income will be qualifying income within the meaning of IRC Section 7704. The Trust’s United States federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Prospectus (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors—Tax Risks Related to the Trust Units, the Trust has not requested a ruling from the IRS regarding its federal income tax reporting positions and its positions may not be sustained by a court if contested by the IRS. Additional information regarding the opinion and tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.

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

Operating Risks

•	Natural gas prices fluctuate due to a number of factors that are beyond the control of the Trust and Greylock Production, and lower prices would reduce proceeds to the Trust and cash distributions to Trust unitholders.

•	Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.

•	Any limitation in the availability of gathering, transportation and processing facilities could interfere with sales of natural gas production from the Underlying Properties.

•	Adverse developments in the Trust’s existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to Trust unitholders.

•	Natural gas wells are subject to operational hazards that can cause substantial losses.

Financial Risks

•	Declines in the financial position of Greylock Production could impede the operation of wells.

•	The Trust units may lose value as a result of title deficiencies with respect to the Underlying Properties.

•	The natural gas reserves estimated to be attributable to the Underlying Properties of the Trust are depleting assets and production from those reserves will diminish over time.

•	The amount of cash available for distribution by the Trust will be reduced by the amount of post-production costs, applicable taxes associated with the Trust’s interest, and Trust expenses.

•	The Trust has established a cash reserve for contingent liabilities and to pay expenses in accordance with the Trust Agreement, which would reduce proceeds payable to the Trust and distributions to Trust unitholders.

•	An increase in the negative basis differential between the price realized by Greylock Production for natural gas produced from the Underlying Properties and the NYMEX or other benchmark price of natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.

•	The Trust has no hedges in place to protect against the price risk inherent in holding interest in natural gas.

•	The ability of Greylock Production to satisfy its obligations to the Trust depends on the financial position of Greylock Production.

Risks Related to the Structure of the Trust

•	The Trust is passive in nature and has no stockholder voting rights in Greylock Production, managerial, contractual or other ability to influence Greylock Production, or control over the field operations of, sale of natural gas from, or development of, the Underlying Properties.

•	Greylock Production may sell all or a portion of the Underlying Properties, subject to and burdened by the Royalty Interests. A purchaser of such Underlying Properties could have a weaker financial position and/or be less experienced in natural gas development and production than Greylock Production.

•	The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust. Unless sooner terminated, the Trust will begin to terminate following the end of the 20-year period in which the Trust owns the Term Royalty Interests.

•	Conflicts of interest could arise between Greylock Production and the Trust unitholders.

•	The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.

•	Financial information of the Trust is not prepared in accordance with GAAP.

•	The Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, which could make the Trust Units less attractive to investors.

•	Trust unitholders have limited ability to enforce provisions of the Royalty Interests, and Greylock Production’s liability to the Trust is limited.

Risks Related to Ownership of the Trust Units

•	Because the Trust units are traded on the OTC market, Trust unitholders may have more difficulty selling Trust units or obtaining accurate quotations of the Trust units.

•	The Private Investors may sell additional Trust units, which could adversely affect the trading price of the Trust units.

•	Courts outside of Delaware may not recognize the limited liability of Trust unitholders.

Legal, Environmental and Regulatory Risks

•	Greylock Production is subject to complex federal, state, local and other laws and regulations, including environmental laws and regulations, that could adversely affect the cost, manner or feasibility of conducting its operations or expose Greylock Production to significant liabilities.

•	Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the natural gas that Greylock Production produces while the physical effects of climate change could disrupt Greylock Production’s production and cause Greylock Production to incur significant costs in preparing for or responding to those effects.

Cybersecurity Risks

•	Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of Greylock Energy’s or the Trustee’s business operations.

Tax Risks

•	The Trust’s tax treatment depends on its status as a partnership for United States federal income tax purposes. If the IRS were to treat the Trust as a corporation for United States federal income tax purposes, then its cash available for distribution would be substantially reduced.

•	If the Trust were subjected to a material amount of additional entity-level taxation by Pennsylvania or any other states, the Trust’s cash available for distribution to Trust unitholders would be reduced.

•	If enacted, severance taxes in Pennsylvania could materially increase the applicable taxes borne by the Trust.

•	The tax treatment of publicly traded partnerships or an investment in the Trust units could be affected by recent and potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

•	The Trust prorates items of income, gain, loss and deduction between transferors and transferees of the Trust units each month based upon the ownership of the Trust units on the first day of each month, instead of on the basis of the date a particular Trust unit is transferred.

•	If the IRS contests the United States federal income tax positions the Trust takes, the market for the Trust units may be adversely impacted and the cost of any IRS contest will reduce the Trust’s cash available for distribution.

•	Each Trust unitholder is required to pay taxes on the Trust unitholder’s share of the Trust’s income even if a Trust unitholder does not receive any cash distributions from the Trust.

•	Tax gain or loss on the disposition of the Trust units could be more or less than expected.

•	Tax-exempt organizations and non-United States persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.

•	The IRS may challenge the Trust’s treatment of each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased.

•	A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, he would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.

•	The IRS may challenge the Trust’s adoption of certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders.

•	Certain United States federal income tax preferences currently available with respect to natural gas production may be eliminated as a result of future legislation.

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

The Trust’s reserves and quarterly cash distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and Greylock Production. These factors include, among others:

•	weather conditions and seasonal trends;

•	regional, domestic and foreign supply and perceptions of supply of natural gas;

•	the level of liquefied natural gas, or LNG, exports;

•	the level of demand and perceptions of demand for natural gas;

•	anticipated future prices of natural gas, LNG and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	U.S. and worldwide political and economic conditions;

•	tax, trade and tariff policies of the United States and other countries involved in global energy markets;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing wars in Ukraine and the Persian Gulf, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	the occurrence or threat of epidemic or pandemic diseases or other public health event, or any government response to such occurrence or threat;

•	the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower-carbon economy;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	the volatility and uncertainty of regional pricing differentials;

•	acts of force majeure;

•	governmental regulations and taxation; and

•	energy conservation and environmental measures.

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

The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the reserves estimated to be attributable to the Trust’s Royalty Interests. The Trust’s reserve quantities and royalty income are based on estimates of reserve quantities and royalty income for the Underlying Properties. See “The underlying properties—Natural gas reserves” in the Prospectus for a discussion of the method of allocating Proved reserves to the Trust. It is not possible to measure underground accumulations of natural gas in an exact way, and estimating reserves is inherently uncertain. Ultimately, actual production and royalty income from the Underlying Properties could vary negatively and in material amounts from estimates and those variations could be material. Petroleum engineers are required to make subjective estimates of underground accumulations of natural gas based on factors and assumptions that include:

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

Greylock Production and Columbia Gas Transmission, LLC are parties to an agreement relating to firm transportation downstream of the GCGS for 45,000 MMBtu through December 31, 2024 and 39,901 MMBtu though December 31, 2027 as described under “Business—Marketing and Post-Production Services” in Item 1 of this Form 10-K. Firm transportation utilized as to the Trust’s interests is a chargeable post-production cost, and the Trust bears its proportionate share of such costs. In the future, Greylock Production may seek to obtain additional firm transportation capacity, but such capacity may not be available. In addition, to the extent Greylock Production’s customers or Greylock Production became dependent on interruptible service, and to the extent that either pipeline receives requests for service that exceed the capacity of the pipeline, the pipeline will honor requests by its firm customers first, and will then allocate remaining capacity, if any, to interruptible shippers. As a result, Greylock Production or its customers may be unable to obtain all or a part of any requested interruptible capacity service on the transportation pipelines. Any inability of Greylock Production or its customers to procure sufficient capacity to transport the natural gas gathered on the GCGS will decrease and/or delay the receipt of any proceeds that may be associated with natural gas production from wells on the Underlying Properties. In addition, any increase in transportation rates paid by Greylock Production for production attributable to the Royalty Interests will reduce the proceeds received by the Trust and, accordingly, cash distributions to Trust unitholders.

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

Financial Risks

Declines in the financial position or creditworthiness of Greylock Production or any third-party operators could impede the operation of wells.

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

The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of natural gas from the Underlying Properties. The natural gas reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of natural gas attributable to the Underlying Properties will decline over time. As a result, the quantity of natural gas produced from the Underlying Properties will decline over time. Based on the estimated production volumes in the original reserve report described in the Prospectus, the gas production from proved producing reserves attributable to the PDP Royalty Interest was projected to decline at an average rate of approximately 8.5% per year over the life of the Trust. With respect to the PUD Wells, as of the Trust formation date, the production rate was expected to decline approximately 37.3% during the first year of production, approximately 14.7% during the next three to five years of production and approximately 8.0% per year for the remainder of the economically productive life of the well. These production characteristics were generally consistent with other development wells in the AMI. The anticipated rate of decline as originally projected was an estimate and actual decline rates may vary from those estimates. The average decline rate for the 40 PUD Wells for which Greylock Production now has several years of production data was about 40.9% during the first year of production, approximately 18.6% during the next three to five years of production and approximately 6.5% per year for the remainder of the economically productive life of the well.

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

•	Substantially all of the production from the Producing Wells and the PUD Wells utilizes the GCGS. The Trust paid the initial Post-Production Services Fee to Legacy ECA for use of such system, which includes the Sponsor’s costs to gather, compress, transport, process, treat, dehydrate and market the gas. The Sponsor is permitted to increase this fee to the extent necessary to recover certain capital expenditures on the GCGS, so long as the resulting charge does not exceed the prevailing charges in the area for similar services. Additionally, the Trust is charged for the cost of fuel used in the compression process or equivalent electricity charges when electric compressors are used.

•	Any third-party post-production costs incurred and associated with the Trust’s interests reduces cash received by the Trust or available for distribution by the Trust to the Trust unitholders, including any amounts paid by Greylock Production for transportation on downstream interstate pipelines. Such post-production costs include the costs incurred in connection with Greylock Production’s agreement with a third party to obtain firm transportation downstream of the GCGS at the third party’s filed tariff rate, which is currently $0.4376 per MMBtu at a one hundred percent load factor since April 1, 2025, increasing by $0.0075 per MMBtu annually (through March 31, 2028). The current agreement provides for firm transportation for 39,901 MMBtu per day through December 31, 2027. The current rate under the Transportation Agreement was set in 2025 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission. For more information regarding the Transportation Agreement, see “Business—Marketing and Post-Production Services” in Item 1 of this Form 10-K.

•	Taxes allocated to or imposed on the Trust include Pennsylvania franchise tax and any applicable property, ad valorem, production, severance, excise and other similar taxes. Currently, there are no taxes in Pennsylvania related to the production or severance of oil and natural gas in Pennsylvania; however, there have been proposals to enact a severance tax, none of which were adopted, in both the Pennsylvania Senate Finance Committee and the House Energy and Environmental Resources Committees. A bill that would create a natural gas severance tax has been introduced in the 2025-2026 legislative session, and currently it remains pending in the Pennsylvania Senate Finance Committee. Lawmakers may propose other taxes in the future. If adopted, such taxes would be a post-production cost that is borne by the Trust.

•	The Trust bears 100% of Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee and an annual administrative services fee of $60,000 payable to Greylock Production.

•	The Trust is also responsible for paying other expenses, including costs associated with annual and quarterly reports to Trust unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees and registrar and transfer agent fees.

The amount of costs and expenses borne by the Trust may vary materially from quarter-to-quarter. The extent to which the costs and expenses described above are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to Trust unitholders.

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

Greylock Production is a privately held, independent energy company engaged in the exploration, development, production, gathering and aggregation and sale of natural gas and oil, in the Appalachian and Uinta Basins in the United States. Greylock Production is also the operator of all of the Producing Wells and all of the PUD Wells. The conveyances also provide that Greylock Production is obligated to market, or cause to be marketed, the natural gas production related to the Underlying Properties. Due to the Trust’s reliance on Greylock Production to fulfill these numerous obligations, the value of the Royalty Interests and the Trust’s ultimate cash available for distribution will be highly dependent on Greylock Production’s performance. Greylock Production is not a reporting company and does not file periodic reports with the SEC. Therefore, Trust unitholders do not have access to financial information of Greylock Production.

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

Natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the working interests in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders has any contractual ability to influence or control the field operations of, sale of natural gas from, or any future development of, the Underlying Properties, and neither the Trustee nor the Trust unitholders have any contractual right to replace an operator.

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

The Trust Agreement permits the Trustee and the Trust to sue Greylock Production or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce the terms of these conveyances, Trust unitholders’ recourse would be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder’s ability to directly sue Greylock Production or any other third party other than the Trustee. As a result, Trust unitholders will not be able to sue Greylock Production or any future owner of the Underlying Properties to enforce these rights. Furthermore, the Royalty Interest conveyances provide that, except as set forth in the conveyances, Greylock Production is not liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith.

Risks Related to Ownership of the Trust Units

The Trust units are traded on the OTCID Basic Market. As a result, Trust unitholders may have more difficulty selling Trust units or obtaining accurate quotations of the Trust units than if the Trust units were traded on a national securities exchange.

The Trust units are traded on the OTCID Basic Market, which is operated by OTC Markets Group Inc. (“OTCID Basic”) under the trading symbol “ECTM”. A trading market for the Trust units might not continue to exist on the OTCID Basic. Moreover, current trading levels might not be sustained or could diminish. Securities traded on the over-the-counter markets are typically less liquid than stocks that trade on the New York Stock Exchange. Trading on the OTCID Basic may negatively affect the trading price and liquidity of the Trust units and could result in larger spreads in the bid and ask prices for Trust units. Unitholders may find it difficult to resell their Trust units.

The Private Investors may sell additional Trust units, and such sales could have an adverse effect on the trading price of the Trust units.

As of December 31, 2025, Greylock Production held no Trust units, while select Private Investors held Trust units. In connection with the Trust’s formation, the Trust and the Private Investors entered into a registration rights agreement, pursuant to which the Trust in 2012 filed a registration statement on Form S-3, to facilitate sales of Trust units by such holders. If the Private Investors were to sell or offer to sell a substantial number of Trust units, the market price of the Trust units could be adversely affected.

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

The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (“GHGs”) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on Greylock Production is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and other GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources – as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.

The EPA has established methane standards for oil and gas sources under the CAA based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards, though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of the EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.

The Inflation Reduction Act of 2022 (“IRA”) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (“WEC”) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of the EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

Meanwhile, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. For example, the states of Colorado and New Mexico have adopted rules regulating GHGs from the oil and gas industry that are based on the federal standards. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on Greylock Production’s business, capital expenditures, financial condition and results of operations.

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

In addition, future regulatory initiatives in the U.S. related to climate change disclosure or reporting could adversely affect the Trust. In 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. The SEC’s climate disclosure rule was challenged in court, and in March 2025 the SEC announced that it had voted to end its defense of the 2024 rule. The outcome of that litigation or separate rule changes made by the SEC may result in changes to climate-related disclosure requirements. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review. Compliance with the federal or state disclosure rules may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of Greylock Production or the Trust or both.

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

Greylock Energy increasingly relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Greylock Energy relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil and natural gas reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of Greylock Energy’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Furthermore, geopolitical tensions or conflicts, such as the ongoing wars in Ukraine and in the Persian Gulf, may further heighten the risk of cybersecurity attacks.

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

Although Pennsylvania historically has not imposed a severance tax on the production of natural gas, in 2018, 2019, 2020 and 2021 the then-sitting Governor of Pennsylvania proposed a tiered severance tax on the value of natural gas at the wellhead and the Governor continued to make statements promoting the enactment of a severance tax. While the details of those proposals were unclear, the Governor had indicated the percentage may vary between 3 percent and 5 percent depending on sales pricing. Prior proposals included severance taxes of 5 percent, later reduced to 3.5 percent, plus 4.7 cents per thousand cubic feet of natural gas extracted. To date, Pennsylvania’s current Governor has not put forth any proposal for the enactment of a severance tax. A bill that would create a natural gas severance tax has been introduced in the 2025-2026 legislative session, and currently it remains pending in the Pennsylvania Senate Finance Committee. Any such severance tax, if adopted, would be a cost that would be borne by the Trust and could materially reduce distributions to unitholders. Pennsylvania already imposes an “Impact fee” based on production, the effect of which is similar to that of a severance tax.

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

Under current law for the taxable year ending December 31, 2026, the highest marginal United States federal income tax rate applicable to ordinary income of individuals is 37% and the highest marginal United States federal income tax rate applicable to long-term capital gains (generally, capital gains on certain assets held for more than 12 months) of individuals is 20%. These rates are subject to change by new legislation at any time. In addition, a 3.8% Medicare tax is imposed on certain net investment income from a variety of sources earned by individuals (as well as certain estates and trusts). For these purposes, net investment income generally includes a Trust unitholder’s allocable share of the Trust income and gain realized by a Trust unitholder from a sale of the Trust units. For a Trust unitholder that is an individual, the tax will be imposed on the lesser of (i) the Trust unitholder’s net income from all investments, or (ii) the amount by which the Trust unitholder’s modified adjusted gross income exceeds $250,000 (if the Trust unitholder is married and filing jointly) or $200,000 (if the Trust unitholder is unmarried).

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

Non-U.S. Persons.    Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on distributions made to non-U.S. persons. A non-U.S. holder’s gain on the sale of Trust units is treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. A transferee of units is also required to withhold 10% of the amount realized on the sale or exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or another exception is available.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2025 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Cybersecurity organization, led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. Cybersecurity’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. Cybersecurity monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, Cybersecurity maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon’s information security management system is certified to the ISO 27001 standard by an independent, accredited certification body, and BNY Mellon maintains this certification through periodic external audits and ongoing monitoring.

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

Cybersecurity is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for Cybersecurity and management designed to help identify, assess and manage cybersecurity risk.

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

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning Cybersecurity and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board and the full Board of Directors. The Technology Oversight Committee is chaired by the Chief Information Officer and Global Head of Engineering (the “CIO”).

BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Enterprise Risk Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CIO joined BNY Mellon in 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s CISO joined BNY Mellon in 2025 and previously led the global assurance function for cybersecurity and technology controls at a global systemically important financial institution. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions. BNY Mellon believes that refreshing leadership in the CIO, CISO and Chief Technology Risk Officer roles brings new perspectives and specialized expertise to enhance cybersecurity practices, while continuity is safeguarded through disciplined succession and transition planning.

Item 2. Properties.

The Underlying Properties

The Underlying Properties consist of the working interests owned by Greylock Production and the Private Investors in the Marcellus Shale formation in Greene County, Pennsylvania arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the PUD Royalty Interest were conveyed. As of December 31, 2025, the total natural gas reserves attributable to the Royalty Interests were 14.9 Bcf. Greylock Production operates all of the wells subject to the Royalty Interests although it is not contractually obligated to the Trust to continue as the operator. The reserves attributable to the Royalty Interests include the reserves that are expected to be produced from the Marcellus Shale formation (subject to the terms of the conveyances creating the Royalty Interests) during the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will sell on or shortly following the Termination Date.

Natural Gas Reserves

Ryder Scott estimated natural gas reserves attributable to the Royalty Interests as of December 31, 2025. Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the estimates.

Proved Reserves of the Royalty Interests. The following table sets forth certain estimated Proved reserves, estimated future net cash flows and the discounted present value thereof attributable to the Royalty Interests, as of December 31, 2025, in each case derived from the Ryder Scott reserve report. The reserve report was prepared by Ryder Scott in accordance with criteria established by the SEC. In accordance with the SEC’s rules, the reserves presented below were determined using the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the period from January 1, 2025 through December 31, 2025, and were held constant for the life of the properties. This yielded an average realized price for natural gas of $2.87 per Mcf. The net revenues attributable to the Trust’s reserves are net of the Trust’s obligation to reimburse Greylock Production for post-production costs. The reserves and cash flows attributable to the Trust’s interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the remaining portion of the 20-year period in which the Trust owns the Royalty Interests as well as the residual interest in the reserves that the Trust will own on the Termination Date. A summary of the Ryder Scott reserve report dated December 19, 2025 is included as Appendix A to this report.

Proved reserves	Proved Gas Reserves (MMcf)	Estimated Future Net Cash Flows	Discounted Estimated Future Net Cash Flows(1)
		(Dollars in thousands)
Royalty Interests:
Proved Developed	14,944	$32,583	$17,576

(1)	The present values of future net cash flows for the Royalty Interests were determined using a discount rate of 10% per annum.

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

Greylock Production’s reserves are reviewed by the Reservoir Engineering Manager. The Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over fourteen years of oil and gas industry experience with nine years directly related in Reservoir Engineering. During that time, he has focused on reserves estimates and economics.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

The Trust units have traded on the OTCID Basic Market (“OTCID Basic”), operated by OTC Markets Group Inc., since July 1, 2025, having previously traded on the OTC Pink Market (“OTC Pink”) from July 31, 2020 through June 30, 2025, in each case under the symbol “ECTM”. Prior to July 31, 2020, the Trust units were listed and traded on the New York Stock Exchange under the symbol “ECT”.

The following table shows the high and low sales/bid prices, as applicable, per Trust unit as reported on the OTC Pink for 2024 and the first two quarters of 2025, and as reported on the OTCID Basic for the final two quarters of 2025. Quotations on the OTC Pink and the OTCID Basic reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
Calendar Quarter 2025
First Quarter	$0.55	$0.43
Second Quarter	$0.68	$0.46
Third Quarter	$0.65	$0.53
Fourth Quarter	$0.63	$0.48

Calendar Quarter 2024
First Quarter	$0.52	$0.34
Second Quarter	$0.54	$0.40
Third Quarter	$0.52	$0.40
Fourth Quarter	$0.49	$0.37

At March 24, 2026, the 17,605,000 units outstanding were held by 24 unitholders of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

There were no purchases of Trust units by the Trust or any affiliated purchaser during the fourth quarter of 2025.

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

Legacy ECA completed its drilling obligation to the Trust under the Development Agreement as of November 30, 2011. Consequently, no additional wells will be drilled for the Trust. All Trust units share in all cash distributions on a pro rata basis. As of December 31, 2025 the Trust owned Royalty Interests in the 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells calculated in accordance with the Development Agreement) that are now completed and in production.

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

The amount of Trust royalty income and cash distributions to Trust unitholders depends on, among other things:

•	natural gas prices received;

•	the volume and Btu rating of natural gas produced and sold;

•	post-production costs and any applicable taxes; and

•	administrative expenses of the Trust, including expenses incurred as a result of being a publicly traded entity, and any changes in amounts reserved for such expenses.

The markets for natural gas are volatile. The outbreak of war between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which has further enhanced the volatility in natural gas prices since early 2022. The extent and duration of the war in Ukraine, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. In addition, the war against Iran and the related geopolitical instability in the Middle East also could have a disruptive effect on global natural gas markets. Although the events in Ukraine and the Middle East are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock Energy nor the Trustee can predict the progress or outcome of the wars in Ukraine or in the Persian Gulf, as these conflicts, and any resulting government reactions, are evolving and beyond the control of Greylock Energy or the Trust. Meanwhile, economic conditions, such as inflation or higher unemployment rates, or changes in economic policies, such as further increases in tariffs or trade barriers, could affect the demand for natural gas. As a result of these and other factors, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period.

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

Pursuant to IRC Section 1446, withholding tax on income effectively connected to a United States trade or business allocated to non-U.S. persons (“ECI”) should be made at the highest marginal rate. Under IRC Section 1441, withholding tax on fixed, determinable, annual, periodic income from United States sources allocated to non-U.S. persons should be made at a 30% rate unless the rate is reduced by treaty. Nominees and brokers should withhold at the highest marginal rate on distributions made to non-U.S. persons. A non-U.S. holder’s gain on the sale of Trust units is treated as ECI to the extent such holder would have had ECI if the Trust had sold all of its assets at fair market value on the date of the exchange. A transferee of units is also required to withhold 10% of the amount realized on the sale of exchange of units (generally, the purchase price) unless the transferor certifies that it is not a nonresident alien individual or foreign corporation or other exception is available. Pursuant to final Treasury Regulations issued in 2020, this withholding obligation applies to transfers of units in publicly traded partnerships such as the Trust (which is classified as a partnership for United States federal and state income tax purposes).

Results of Trust Operations

For the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024

Distributable income for the year ended December 31, 2025 increased to $2.2 million from $0.8 million for the year ended December 31, 2024. Compared to the year ended December 31, 2024, royalty income increased $1.6 million while general and administrative expenses decreased $0.1 million.

Royalty income increased from $2.2 million for the year ended December 31, 2024 to $3.8 million for the year ended December 31, 2025, an increase of $1.6 million. This was due to an increase in the average realized price, partially offset by a decrease in production.

The average price realized for the year ended December 31, 2025 increased $1.07 per Mcf to $2.18 per Mcf as compared to $1.11 for the year ended December 31, 2024. The increase in the average sales price for gas production was due primarily to an increase in the weighted average monthly closing NYMEX price partially offset by a decrease to the average Basis. The average sales price, before post-production costs, increased from $1.73 per Mcf for the year ended December 31, 2024 to $2.87 per Mcf for the year ended December 31, 2025. This increase in price was primarily the result of an increase in the weighted average monthly closing NYMEX price for the current period to $3.43 per MMBtu compared to the year ended December 31, 2024 weighted average monthly closing NYMEX price of $2.27 per MMBtu, partially offset by a $0.06 per MMBtu decrease in the average Basis to $(0.65) per MMBtu in the current period compared to the prior period Basis of $(0.59) per MMBtu.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Overall, average post-production costs increased to $0.69 per Mcf for the year ended December 31, 2025 as compared to $0.63 per Mcf for the year ended December 31, 2024 primarily due to an increase in firm transportation.

Production decreased 12.2% from 1,964 MMcf for the year ended December 31, 2024 to 1,724 MMcf for the year ended December 31, 2025.

General and administrative expenses paid by the Trust decreased $0.1 million to $1.18 million for the year ended December 31, 2025 compared to $1.24 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the Trustee withheld approximately $0.4 million and $0.2 million, respectively, towards the cash reserve that the Trustee has established for the payment of future liabilities of the Trust as they become due. The addition to the cash reserve decreased distributable income in each of the years ended December 31, 2025 and 2024.

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

Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. As of December 31, 2025, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.7 million plus $0.3 million interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

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

Pursuant to the terms of the ASA, the Trust is obligated to pay Greylock Production an annual administrative services fee of $60,000 for accounting, bookkeeping and informational services relating to the Royalty Interests to be performed by Greylock Production on behalf of the Trust throughout the term of the Trust. Pursuant to the Trust Agreement, the Trustee is to be paid an annual administrative fee, which may be adjusted annually, up or down, by the amount of the change in the All Urban Consumers (CPI-U)—US City Average for the immediately preceding calendar year, not to exceed +/− 3% in any one year. This fee was $175,607 and $180,876 in 2024 and 2025, respectively. The Trust is also obligated to pay the Delaware Trustee a fee of $2,500 per year, throughout the term of the Trust.

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

Royalty Interest in Gas Properties:

The Royalty interests in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty Interests in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of highly uncertain matters such as future commodity prices, the effects of inflation, weighted average cost of capital, and technology improvements on post-production costs and the outlook for national or regional market supply and demand conditions. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2025 or 2024, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of ECA Marcellus Trust I and The Bank of New York Mellon Trust Company, N.A., as Trustee of ECA Marcellus Trust I

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of ECA Marcellus Trust I (the Trust) as of December 31, 2025 and 2024, and the related statements of distributable income and trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2025 and 2024, and the results of its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Royalty Interest in Gas Properties

Description of the Matter

At December 31, 2025, the Trust’s net royalty interest in gas properties was $9.1 million. As discussed in Note 3 to the financial statements, the royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Trust determines whether an impairment charge is necessary to its investment in the royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties.

Auditing the Trust’s royalty interest in gas properties impairment assessment required additional audit effort because, in determining whether an impairment occurred, the Trust considers estimates of the future cash flows attributable to the underlying properties, which can be influenced by assumptions about future market and economic conditions, such as changes in realized prices.

How We Addressed the Matter in Our Audit	To test the Trust’s impairment assessment, our audit procedures included, among others, assessing the methodology and testing the assumptions and the underlying data used by the Trust in its analysis. We compared the pricing assumption used by management to current industry and economic trends as well as external forward pricing sources. Furthermore, we searched for and evaluated information that corroborates or contradicts the Trust’s assumptions utilized in the impairment assessment by performing procedures including, but not limited to assessment of the historical accuracy of management’s estimates and assessing the sensitivity of assumptions by evaluating the changes in the value of the royalty interest in gas properties that would result from changes in those assumptions.

We have served as the Trust’s auditor since 2010.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 24, 2026

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

As of December 31,

	2025	2024
ASSETS:
Cash and cash equivalents	$3,234,214	$2,693,762
Royalty income receivable	945,495	743,882
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(342,957,873)	(341,817,662)
Net royalty interest in gas properties	9,142,127	10,282,338
Total Assets	$13,321,836	$13,719,982
LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$642,425	$347,101
Trust corpus; 17,605,000 common units authorized, issued and outstanding	12,679,411	13,372,881
Total Liabilities and Trust Corpus	$13,321,836	$13,719,982

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

	Year Ended December 31, 2025	Year Ended December 31, 2024
Royalty income	$3,764,277	$2,175,257
Net proceeds to Trust	$3,764,277	$2,175,257
General and administrative expense	(1,179,350)	(1,237,468)
Interest income	128,899	139,176
Income available for distribution prior to cash reserves	2,713,826	1,076,965
Cash reserves withheld by Trustee	(360,000)	(167,769)
Interest withheld on cash reserves	(109,072)	(114,793)
Distributable income available to unitholders	$2,244,754	$794,403
Distributable income per common unit (17,605,000 units authorized and outstanding for 2025 and 2024)	$0.128	$0.045

See notes to the audited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

	Year Ended December 31, 2025	Year Ended December 31, 2024
Trust Corpus, Beginning of Period	$13,372,881	$14,236,383
Cash reserves withheld, including interest	469,072	282,562
Distributable income	2,244,754	794,403
Distributions paid or payable to unitholders	(2,267,085)	(808,630)
Amortization of royalty interest in gas properties	(1,140,211)	(1,131,836)
Impairment of royalty interest in gas properties	—	—
Trust Corpus, End of Period	$12,679,411	$13,372,881

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

The Trust Agreement provides that the Trust will terminate if gross proceeds to the Trust attributable to the Royalty Interests over any four consecutive quarters are less than $1.5 million. If this early termination event occurs, the Trust Agreement will require the Trustee to sell the Royalty Interests, either by private sale or public auction, subject to Greylock Energy's right of first refusal to purchase the Royalty Interests. After the sale of all of the Royalty Interests, payment of all Trust liabilities and establishment of reasonable provisions for the payment of additional anticipated or contingent Trust expenses or liabilities, the Trustee will distribute the net proceeds of the sale to the Trust unitholders. Gross proceeds received by the Trust attributable to the Royalty Interests over the four consecutive quarters ended December 31, 2025 were approximately $3.8 million. The gross proceeds attributable to the Royalty Interests are dependent upon, among other factors, the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over the volumes sold or the proceeds realized from those sales. Accordingly, while the gross proceeds received by the Trust attributable to the Royalty Interests over the four consecutive quarters ended December 31, 2025 exceeded $1.5 million, future gross proceeds could fall below that threshold.

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

Royalty Interest in Gas Properties:

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”). The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Determination as to whether and how much an asset is impaired may involve estimates of fair value, which is determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and a market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize forward pricing curves. No impairment indicators were identified during either of the years ended December 31, 2025 or 2024, and accordingly no impairments were present. Significant dispositions or abandonment of the Underlying Properties, if necessary, are charged to Royalty Interests and the Trust Corpus.

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

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for United States federal and state income tax purposes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC 740, Income Taxes (ASC 740), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions during the years ended December 31, 2025 or 2024.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year, that was $150,000 from inception through 2017. The annual fee was $175,607 and $180,876 in 2024 and 2025, respectively. The Trust deducts these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

The following table reconciles the estimated quantities of the proved natural gas reserves attributable to the Trust’s interest from January 1, 2024 to December 31, 2025:

Natural Gas (MMcf)
Balance at January 1, 2024	19,803
Revisions of previous estimates	(2,291)
Production	(1,964)
Balance at December 31, 2024	15,548
Revisions of previous estimates	1,120
Production	(1,724)
Balance at December 31, 2025	14,944

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

	2025	2024
Future cash inflows	$42,894	$26,834
Future production costs	(10,311)	(9,795)
Future net cash flows before discount	32,583	17,039
10% discount to present value	(15,007)	(7,350)
Standardized measure of discounted future net cash flows(1)	$17,576	$9,689

(1)	No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes from January 1, 2024 to December 31, 2025 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

Standardized measure, January 1, 2024	$14,004
Net proceeds to the Trust	(2,175)
Revisions of previous estimates	(1,428)
Accretion of discount	1,400
Net change in price and production cost	(1,531)
Other	(581)
Standardized measure, December 31, 2024	$9,689
Net proceeds to the Trust	(3,764)
Revisions of previous estimates	1,317
Accretion of discount	969
Net change in price and production cost	7,644
Other	1,721
Standardized measure, December 31, 2025	$17,576

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

Trustee’s Report on Internal Control over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the Trustee’s evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2025, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Production.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Item 11. Executive Compensation.

During the years ended December 31, 2024 and 2025, the Trustee received administrative fees of $175,607 and $180,876, respectively, from the Trust pursuant to the Trust Agreement. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

(a)	Securities Authorized for Issuance Under Equity Compensation Plans.

The Trust does not have any employees and does not maintain any equity compensation plans.

(b)	Security Ownership of Certain Beneficial Owners.

Based solely on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the Trust units as of March 24, 2026.

(c)	Security Ownership of Management.

Not applicable.

(d)	Changes in Control.

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or any of its parents, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Administrative Services Agreement

Under the terms of the Administrative Services Agreement, the Trust pays a quarterly administration fee of $15,000 to Greylock Production. General and administrative expenses in the Trust’s statements of distributable income for the years ended December 31, 2025 and 2024 include $60,000 in administrative fees for each year. Greylock Production and the Trustee each may terminate the provisions of the Administrative Services Agreement relating to the provision by Greylock Production of administrative services at any time following delivery of notice no less than 90 days prior to the date of termination; provided, however, that Greylock Production may not terminate the Administrative Services Agreement except in connection with Greylock Production’s transfer of some or all of the Subject Interests, as defined in the Conveyances, and then only with respect to the services to be provided with respect to the Subject Interests being transferred, and only upon the delivery to the Trustee of an agreement of the transferee of such Subject interests reasonably satisfactory to the Trustee in which such transferee assumes the responsibility to perform the services relating to the Subject Interests being transferred.

Trustee Administrative Fee

Under the terms of the Trust Agreement, through 2017 the Trust paid an annual administrative fee to the Trustee of $150,000, paid in four quarterly installments of $37,500. Beginning in 2018 and subject to the allowable adjustment to the annual administrative fee, the Trustee has increased the annual fee each year. The annual fee was $175,607 and $180,876 in 2024 and 2025, respectively. The Trust also pays an annual administrative fee to the Delaware Trustee of $2,500. General and administrative expenses in the Trust’s statements of distributable income for the twelve months ended December 31, 2025 and 2024 included administrative fees of approximately $180,876 and $175,607, respectively. Variances in the amount of the annual fee may also be the result of such fees being recorded by the Trust in the period paid rather than in the period incurred.

Director Independence

The Trust does not have a board of directors.

Item 14. Principal Accountant Fees and Services.

The Trustee has appointed Ernst & Young LLP as the independent registered public accounting firm to audit the Trust’s financial statements for the fiscal year ending December 31, 2026. During fiscal 2025 and 2024, Ernst & Young LLP served as the Trust’s independent registered public accounting firm.

The following table presents the aggregate fees billed to the Trust for the fiscal years ended December 31, 2025 and 2024 by Ernst & Young LLP:

	2025	2024
Audit fees(1)	$193,500	$186,000
Audit-related fees	—	—
Tax fees	205,000	205,000
All other fees	—	—
Total fees	$398,500	$391,000

(1)	Fees for audit services included fees for the reviews of the Trust’s quarterly financial statements.

The Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Ernst & Young LLP. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1)  Financial Statements

The following financial statements are set forth under “Financial Statements and Supplementary Data” in Item 8 of this report on the pages indicated:

(a)(2)  Schedules

Financial statement schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

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

March 24, 2026

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

Appendix A-1

TBPELS REGISTERED ENGINEERING FIRM F-1580
555 17TH STREET SUITE 985	DENVER, COLORADO 80202	TELEPHONE (303) 339-8110

December 19, 2025

ECA Marcellus Trust I

The Bank of New York Mellon Trust Company, N.A.

601 Travis Street, 16th Floor

Houston, Texas 77002

Ladies and Gentlemen:

At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain royalty interests of ECA Marcellus Trust I (the Trust) as of December 31, 2025. The subject properties are located in the Marcellus Shale formation in Greene County, Pennsylvania. The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third-party study, completed on December 19, 2025, and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations.

The properties evaluated by Ryder Scott represent 100 percent of the total net proved reserves of the Trust as of December 31, 2025.

The estimated reserves and future net income amounts presented in this report, as of December 31, 2025, are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the “as of date” of this report, determined as the unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, as required by the SEC regulations. Actual future prices may vary considerably from the prices required by SEC regulations. The recoverable reserves volumes and the income attributable thereto have a direct relationship to the hydrocarbon prices actually received; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows.

1100 LOUISIANA, SUITE 4600	HOUSTON, TEXAS 77002-5294	TEL (713) 651-9191
SUITE 2800, 350 7TH AVENUE, S.W.	CALGARY, ALBERTA T2P 3N9	TEL (403) 262-2799

ECA Marcellus Trust I

December 19, 2025

SEC PARAMETERS

Estimated Net Reserves and Income Data

Certain Royalty Interests of

ECA Marcellus Trust I

As of December 31, 2025

Total
Proved Developed
Producing
Net Reserves
Gas – MMcf	14,944

Income Data ($M)
Future Gross Revenue	$42,894
Deductions	10,311
Future Net Income (FNI)	$32,583

Discounted FNI @ 10%	$17,576

Values may not sum to total due to rounding.

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

The future gross revenue is normally presented after the deduction of production taxes, but in the State of Pennsylvania, these are zero. The Trust owns only a royalty interest, and the operating costs utilized in our evaluation serve only the purpose of calculating economic limits. However, certain electricity, gathering and firm transportation costs paid by the Trust are included and shown as “Other” deductions in the cash flows. The future net income is before the deduction state and federal income taxes and general administrative overhead and has not been adjusted for outstanding loans that may exist nor does it include any adjustment for cash on hand or undistributed income.

Gas reserves account for 100 percent of total future gross revenue from proved reserves.

The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I

December 19, 2025

Discounted Future Net Income ($M)
As of December 31, 2025
Discount Rate	Total
Percent	Proved
9	$18,356
12	$16,234
15	$14,629
18	$13,367

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

December 19, 2025

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

All of the proved reserves for the properties included herein were estimated by decline curve analysis, a performance method which utilized extrapolations of historical production and pressure data available through November 2025. The data utilized in this analysis were furnished to Ryder Scott by the Trust and were considered sufficient for the purpose thereof.

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

ECA Marcellus Trust I

December 19, 2025

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

We furnished the Trust with the above-mentioned average benchmark price in effect on December 31, 2025. These initial SEC hydrocarbon prices were determined using the 12-month average first-day-of-the-month benchmark price appropriate to the geographic area where the hydrocarbons are sold. This benchmark price is prior to the adjustments for differentials as described herein. The table below summarizes the “benchmark price” and “price reference” used for the geographic area included in the report.

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

Geographic Area	Product	Price Reference	Average Benchmark Price	Average Realized Price
North America
United States	Gas	Henry Hub	$3.387/MMBTU	$2.87/Mcf

The effects of derivative instruments designated as price hedges of gas quantities are not reflected in our individual property evaluations.

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I

December 19, 2025

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

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I

December 19, 2025

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

Terms of Usage

The results of our third-party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by the Trust.

The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statement on Form S-3 of the Trust of the references to our name as well as to the references to our third-party report for the Trust, which appears in the December 31, 2025 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

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

Very truly yours,

RYDER SCOTT COMPANY, L.P.
TBPELS Firm Registration No. F-1580

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

ECA Marcellus Trust I

December 19, 2025

/s/ Stephen E. Gardner
Stephen E. Gardner, P.E.	[SEAL]
Colorado License No. 44720
Managing Senior Vice President

SEG (DRO)/pl

RYDER SCOTT COMPANY PETROLEUM CONSULTANTS

Professional Qualifications of Primary Technical Person

The conclusions presented in this report are the result of technical analysis conducted by teams of geoscientists and engineers from Ryder Scott Company, L.P. Mr. Stephen E. Gardner is the primary technical person responsible for the estimate of the reserves, future production and income.

Mr. Gardner, an employee of Ryder Scott Company, L.P. (Ryder Scott) since 2006, is a Managing Senior Vice President responsible for ongoing reservoir evaluation studies worldwide, as well as for coordinating and supervising the evaluations of staff and consulting engineers of the company. Mr. Gardner is also a member of Ryder Scott’s Board of Directors. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. For more information regarding Mr. Gardner’s geographic and job specific experience, please refer to the Ryder Scott Company website at https://ryderscott.com/employees/denver-employees.

Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is a licensed Professional Engineer in the States of Colorado and Texas. Mr. Gardner is a member of the Society of Petroleum Engineers (SPE) and a former director of the Society of Petroleum Evaluation Engineers (SPEE). He currently serves as an officer for SPEE at the international level.

In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Gardner fulfills. As part of his 2024 continuing education hours, Mr. Gardner attended multiple technical conferences, including the SPEE Annual Meeting and the annual Ryder Scott Reserves Conference, which covered a variety of reserves topics including analysis techniques for unconventional reservoirs, geothermal energy, reserves definitions and guidelines, SEC comment letter trends, ethics, and others. Mr. Gardner attended the 2024 Geothermal Rising Conference, where he presented a technical paper on geothermal resource classifications. In addition, Mr. Gardner participated in various local technical seminars and other internal company training courses throughout the year covering topics such as reserves evaluation methods and evaluation software, ethics, M&A trends, regulatory issues, enhanced geothermal systems, and more.

Based on his educational background, professional training and approximately 20 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Gardner has attained the professional qualifications as a Reserves Estimator set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of June 2019.

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

PETROLEUM RESERVES DEFINITIONS

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