Form 10-Q
period 2026-03-31
ECA Marcellus Trust I
filed 2026-05-13
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Cash	$3,451,035	$3,234,214
Royalty income receivable	1,792,578	945,495
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(343,232,930)	(342,957,873)
Net royalty interest in gas properties	8,867,070	9,142,127
Total Assets	$14,110,683	$13,321,836

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$1,583,025	$642,425

Trust Corpus:
Trust corpus; 17,605,000 common units authorized, issued and outstanding	12,527,658	12,679,411
Total Liabilities and Trust Corpus	$14,110,683	$13,321,836

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Royalty income	$1,792,578	$1,278,647
Net proceeds to Trust	$1,792,578	$1,278,647

General and administrative expense	(126,268)	(281,522)
Interest income	31,373	30,816

Income available for distribution prior to cash reserves	$1,697,683	$1,027,940

Cash reserves withheld by Trustee	(90,000)	(90,000)
Interest withheld on cash reserves	(24,658)	(26,420)
Distributable income available to unitholders	$1,583,025	$911,520

Distributable income per common unit
(17,605,000 units authorized and outstanding)	$0.090	$0.052

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Trust Corpus, Balance at January 1,	$12,679,411	$13,372,881
Cash reserves withheld, including interest	114,658	116,420
Distributable income	1,583,025	911,520
Distributions paid or payable to unitholders	(1,574,380)	(916,520)
Amortization of royalty interest in gas properties	(275,056)	(291,709)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at March 31,	$12,527,658	$13,192,593

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended March 31, 2026 were $1.8 million and totaled approximately $4.3 million for the four consecutive quarters ended March 31, 2026. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. In periods of declining prices, the gross proceeds attributable to the Royalty Interests can be subject to declines. For example, the royalty income to which the Trust is entitled experienced a substantial decline beginning in late 2022, which was driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of royalty income and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the royalty income attributable to the Trust from natural gas production for the three months ended March 31, 2026 and 2025 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

The information furnished reflects all normal and recurring adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim period presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 condensed balance sheet data was derived from audited financial statements, but does not include all applicable financial statement disclosures.

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

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. If an impairment is present, the measurement of an impairment loss involves estimates of fair value, which are determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. No impairment in the Underlying Properties was recognized during 2025 or during the three months ended March 31, 2026. Significant dispositions or abandonment of the Underlying Properties would be charged to Royalty Interests and the Trust Corpus; however, no such dispositions or abandonments occurred during the three-month period ended March 31, 2026.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of March 31, 2026, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended March 31, 2026.

NOTE 6. Related Party Transactions

Trustee Administrative Fee:

Under the terms of the Trust Agreement, the Trustee charges an annual administrative fee, subject to adjustment each year. The annual fee was $182,202 in 2025 and is $187,668 in 2026. The Trust records these costs, as well as those to be paid to Greylock Production pursuant to the Administrative Services Agreement referred to below, in the period paid.

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Trust” in this document refer to ECA Marcellus Trust I. As discussed in “Overview” below, Greylock Energy acquired substantially all of the assets of Energy Corporation of America in November 2017. References to “Legacy ECA” in this document refer to Energy Corporation of America and its wholly-owned subsidiaries and, when discussing the conveyance documents, the Private Investors, as such entities existed prior to the asset acquisition by Greylock Energy. The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available on the SEC’s website at www.sec.gov and at http://ect.q4web.com/home/default.aspx. Certain terms used herein are defined in Appendix A. All information regarding operations has been provided to the Trustee by Greylock Energy.

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

When used in this document, the words “believes,” “expects,” “anticipates,” “intends” or similar expressions, are intended to identify such forward-looking statements. Further, all statements regarding future circumstances or events are forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the energy industry in general, and Greylock Energy and the Trust in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

•	risks incident to the operation of natural gas wells;

•	future production costs;

•	the effects of existing and future laws and regulatory actions;

•	the effects of changes in commodity prices;

•	conditions in the capital markets;

•	the occurrence or threat of epidemic or pandemic diseases or other public health event or any government response to such occurrence or threat;

•	the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographical region of oil-producing countries (including the ongoing wars in Ukraine and in the Persian Gulf, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);

•	global economic conditions, such as a general slowdown in the global economy, trade barriers and tariffs, supply chain disruptions, inflationary pressures, currency fluctuations, changes in interest rates, and instability of financial institutions;

•	competition in the energy industry;

•	the uncertainty of estimates of natural gas reserves and production;

•	potential impacts on Greylock Energy’s business resulting from climate change, greenhouse gas regulations, and the impact of climate change related changes in the frequency and severity of weather patterns; and

•	other risks described under the caption “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.

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

The Sponsor and Columbia Gas Transmission, LLC (“Columbia”) are parties to a transportation agreement (the “Transportation Agreement”), in effect since August 1, 2011, that provides for firm transportation downstream of the GCGS at Columbia’s filed tariff rate. During the third quarter of 2024, Greylock Production and Columbia amended the Transportation Agreement to reduce the firm transportation amount, from 45,000 MMBtu per day that had initially prevailed under the agreement, to 39,901 MMBtu per day effective January 1, 2025 through December 31, 2027.

The tariff rates under the Transportation Agreement that had been in effect from December 1, 2021 through March 31, 2025 were set in 2022 pursuant to a settlement between Columbia and certain shippers in proceedings before the Federal Energy Regulatory Commission (“FERC”) and had been approximately $0.35 per MMBtu at one hundred percent load factor from April 2024 through March 31, 2025. On September 30, 2024, Columbia submitted an application to FERC to increase certain tariff rates effective April 1, 2025.  On October 31, 2024, FERC issued an Order Accepting and Suspending the Filing, Subject to Refund.  As filed, the tariff rate increased from approximately $0.35 per MMBtu to approximately $0.725 per MMBtu on the applicable contracts.  Columbia began charging the increased transportation rates effective April 1, 2025. Greylock Production and other parties protested the new proposed tariff rate at FERC.  On July 1, 2025, Columbia moved to place the Period I Settlement Rates into effect as of June 1, 2025 and apply such rates to the settling parties, including Greylock Production.  The Chief Administrative Law Judge granted Columbia’s motion. Columbia invoiced Greylock Production at the one hundred percent load factor tariff rate of $0.4436 per MMBtu for June 2025.  On August 13, 2025, Columbia filed a proposed final settlement at FERC.  On September 15, 2025, the Presiding Administrative Law Judge certified the settlement as uncontested with a tariff rate of $0.4376 per MMBtu from April 1, 2025 to March 31, 2026 and increasing by $0.0075 per MMBtu annually (through March 31, 2028).  FERC approved the settlement on October 30, 2025.  Columbia issued refunds on the difference between the initial increased rates charged for April and May 2025 and the final settlement rate. During the first quarter of 2026, Greylock Production distributed to the Trust approximately $30,000 representing the portion of the refund attributable to the Trust, along with the royalty income attributable to the fourth quarter of 2025.

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

The markets for natural gas are volatile. The outbreak of war between Russia and Ukraine in February 2022 and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruption for oil and natural gas, which has further enhanced the volatility in natural gas prices since early 2022. In addition, the ongoing war with Iran also could have a disruptive effect on global natural gas markets. The extent and duration of the wars in Ukraine and the Persian Gulf, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently the Trust’s business for an unknown period of time. Although the events in Ukraine and the Middle East are not currently expected to have a material impact on the Trust’s business, cash flows, liquidity or financial condition, neither Greylock Energy nor the Trustee can predict the progress or outcome of the wars in Ukraine or the Persian Gulf, as these conflicts, and any resulting government reactions, are evolving and beyond the control of Greylock Energy or the Trust. Meanwhile, economic conditions, such as inflation or higher unemployment rates, or changes in economic policies, such as further increases in tariffs or trade barriers, could affect the demand for natural gas. As a result of these and other factors, prices for natural gas, and therefore the Trust’s quarterly cash distributions, might not be maintained for any significant period. Low natural gas prices will reduce royalty income to the Trust, which will reduce the amount of cash available for distribution to unitholders and in certain periods could result in no distributions to unitholders. For example, there was no distribution to unitholders for the quarter ended June 30, 2024 as Trust expenses exceeded net revenues to the Trust.

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended March 31, 2026 were $1.8 million and totaled approximately $4.3 million for the four consecutive quarters ended March 31, 2026. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. The royalty income to which the Trust is entitled has experienced a substantial decline beginning in late 2022, which has been driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

Results of Trust Operations

For the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Distributable income for the three months ended March 31, 2026 increased to $1.6 million from $0.9 million for the three months ended March 31, 2025. Compared to the quarter ended March 31, 2025, royalty income increased by $0.5 million while administrative expenses decreased approximately $0.2 million.

Royalty income increased to $1.8 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025. Between periods, there were increases in the average sales price realized and in production.

The average price realized for the three months ended March 31, 2026 increased $1.09 per Mcf to $3.99 per Mcf compared to $2.90 per Mcf for the three months ended March 31, 2025. The increase in the average sales price realized for natural gas production was due to a higher average sales price and a decrease in the average rate for other post-production costs. The average sales price, before post-production costs, increased from $3.50 per Mcf for the three months ended March 31, 2025 to $4.58 per Mcf for the three months ended March 31, 2026. The increase in price was the result of an increase in the average monthly closing NYMEX price, partially offset by an increase in the average negative basis. The weighted average monthly closing NYMEX price for the three months ended March 31, 2026 was $4.84 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.65 per MMBtu for the three months ended March 31, 2025. The average Basis per MMBtu realized for the three months ended March 31, 2026 was minus $0.40 per MMBtu compared to minus $0.25 per MMBtu for the three months ended March 31, 2025.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Average post-production costs were $0.59 per Mcf for the three months ended March 31, 2026 compared to $0.60 per Mcf for the three months ended March 31, 2025.

Production increased 1.9% from 441 MMcf for the three months ended March 31, 2025 to 450 MMcf for the three months ended March 31, 2026.

General and administrative expenses paid by the Trust were $0.1 million and $0.3 million for the three-month periods ended March 31, 2026 and 2025, respectively. Cash reserves of $0.1 million were withheld for each of the three-month periods ended March 31, 2026 and March 31, 2025.

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

Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. For the quarter ended March 31, 2026, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of March 31, 2026, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.8 million plus $0.4 million of interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

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

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. If an impairment is present, the measurement of an impairment loss involves estimates of fair value, which are determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. No impairment in the Underlying Properties was recognized during 2025 or during the three months ended March 31, 2026. Significant dispositions or abandonment of the Underlying Properties would be charged to Royalty Interests and the Trust Corpus; however, no such dispositions or abandonments occurred during the three-month period ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2026, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2025 Form 10-K. No material changes to such risk factors have occurred since the filing of such report.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended March 31, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: May 13, 2026

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