Form 10-Q
period 2026-06-30
ECA Marcellus Trust I
filed 2026-08-13
CIK 1487798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, 17,605,000 Common Units of Beneficial Interest in ECA Marcellus Trust I were outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

ECA Marcellus Trust I

Statements of Assets, Liabilities, and Trust Corpus

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Cash	$3,010,426	$3,234,214
Royalty income receivable	787,504	945,495
Royalty interest in gas properties	352,100,000	352,100,000
Accumulated amortization	(343,538,777)	(342,957,873)
Net royalty interest in gas properties	8,561,223	9,142,127
Total Assets	$12,359,153	$13,321,836

LIABILITIES AND TRUST CORPUS:
Liabilities:
Distributions payable to unitholders	$21,934	$642,425

Trust Corpus:
Trust corpus; 17,605,000 common units authorized, issued and outstanding	12,337,219	12,679,411
Total Liabilities and Trust Corpus	$12,359,153	$13,321,836

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Distributable Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Royalty income	$2,580,082	$2,157,162	$787,504	$878,516

Net proceeds to Trust	$2,580,082	$2,157,162	$787,504	$878,516

General and administrative expense	(809,937)	(731,496)	(683,669)	(449,974)
Interest income	66,306	64,765	34,933	33,949

Income available for distribution prior to cash reserves	$1,836,451	$1,490,431	$138,768	$462,491

Cash reserves withheld by Trustee	(180,000)	(180,000)	(90,000)	(90,000)
Interest withheld on cash reserves	(51,492)	(53,836)	(26,834)	(27,417)
Distributable income available to unitholders	$1,604,959	$1,256,595	$21,934	$345,074

Distributable income per common unit (17,605,000 units authorized and outstanding)	$0.091	$0.071	$0.001	$0.020

See notes to the unaudited financial statements.

ECA Marcellus Trust I

Statements of Trust Corpus

(Unaudited)

	Three Months Ended
	June 30,
	2026	2025
Trust Corpus, Balance at April 1,	$12,527,658	$13,192,593
Cash reserves withheld, including interest	116,834	117,417
Distributable income	21,934	345,074
Distributions paid or payable to unitholders	(23,359)	(349,013)
Amortization of royalty interest in gas properties	(305,848)	(288,425)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at June 30,	$12,337,219	$13,017,646

	Six Months Ended
	June 30,
	2026	2025
Trust Corpus, Balance at January 1,	$12,679,411	$13,372,881
Cash reserves withheld, including interest	231,492	233,836
Distributable income	1,604,959	1,256,595
Distributions paid or payable to unitholders	(1,597,739)	(1,265,534)
Amortization of royalty interest in gas properties	(580,904)	(580,133)
Impairment of royalty interest in gas properties	-	-
Trust Corpus, Balance at June 30,	$12,337,219	$13,017,646

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended June 30, 2026 were $0.8 million and totaled approximately $4.2 million for the four consecutive quarters ended June 30, 2026. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. In periods of declining prices, the gross proceeds attributable to the Royalty Interests can be subject to declines. For example, the royalty income to which the Trust is entitled experienced a substantial decline beginning in late 2022, which was driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of royalty income and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the royalty income attributable to the Trust from natural gas production for the three and six months ended June 30, 2026 and 2025 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. If an impairment is present, the measurement of an impairment loss involves estimates of fair value, which are determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. No impairment in the Underlying Properties was recognized during 2025 or during the three and six months ended June 30, 2026. Significant dispositions or abandonment of the Underlying Properties would be charged to Royalty Interests and the Trust Corpus; however, no such dispositions or abandonments occurred during the six-month period ended June 30, 2026.

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

In connection with the transaction, Greylock Production assumed all of Legacy ECA’s obligations under the Amended and Restated Trust Agreement among the Trust, Legacy ECA and the Trustee (the “Trust Agreement”), and other instruments to which Legacy ECA and the Trustee were parties, including (1) the Administrative Services Agreement by and among Legacy ECA, the Trust and the Trustee dated July 7, 2010, and (2) a letter agreement between Legacy ECA and the Trustee regarding certain loans to be made by Legacy ECA to the Trust as necessary to enable the Trust to pay its liabilities as they become due (the “Letter Agreement”). In addition, Legacy ECA, Greylock Production, and the Trustee entered into a Reaffirmation and Amendment of Mortgage, Assignment of Leases, Security Agreement, Fixture Filing and Financing Statement (the “Reaffirmation Agreement”), pursuant to which, among other things, Greylock Production (1) reaffirmed the liens and the security interest granted pursuant to the existing mortgage securing the interests in the subject properties, as well as the mortgage and the obligations of Legacy ECA under the mortgage, and (2) assumed the obligations of Legacy ECA under the Letter Agreement. As of June 30, 2026, no amounts have been loaned to the Trust pursuant to the Letter Agreement.

NOTE 5. Income Taxes

The Trust is a Delaware statutory trust, which is taxed as a partnership for federal and state income taxes. Accordingly, no provision for federal or state income taxes has been made. Uncertain tax positions are accounted for under ASC Topic 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Trust has not identified any uncertain tax positions through the period ended June 30, 2026.

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

Legacy ECA was obligated to drill all of the PUD Wells by March 31, 2014. As of November 30, 2011, Legacy ECA had fulfilled its drilling obligation to the Trust by drilling 40 PUD Wells (52.06 Equivalent PUD Wells), calculated as provided in the Development Agreement. Consequently, no additional wells will be drilled for the Trust. The Trust was not responsible for any costs related to the drilling of development wells or any other development or operating costs. As of June 30, 2026, the Trust owns royalty interests in 14 Producing Wells and the 40 development wells (52.06 Equivalent PUD Wells) that are now completed and in production.

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

Gross proceeds to the Trust attributable to the Royalty Interests during the three-month period ended June 30, 2026 were $0.8 million and totaled approximately $4.2 million for the four consecutive quarters ended June 30, 2026. The gross proceeds attributable to the Royalty Interests are dependent upon both the volume of hydrocarbons extracted and sold from the Underlying Properties and the price realized on those sales. The Trust has no control or influence over either the volumes sold or the proceeds realized from those sales. The royalty income to which the Trust is entitled has experienced a substantial decline beginning in late 2022, which has been driven by lower realized prices and, to a lesser extent, volume declines that are primarily related to the natural production decline inherent in the Underlying Properties. Future volumes or realized pricing or both may not be sufficient to maintain gross proceeds attributable to the Royalty Interests over any four consecutive quarters in excess of $1.5 million.

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

Results of Trust Operations

For the Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Distributable income for the three months ended June 30, 2026 decreased to $0.02 million from $0.3 million for the three months ended June 30, 2025. Compared to the quarter ended June 30, 2025, royalty income decreased by $0.1 million while administrative expenses increased approximately $0.2 million.

Royalty income decreased to $0.8 million for the three months ended June 30, 2026 from $0.9 million for the three months ended June 30, 2025. This decrease was primarily due to a decrease in the average sales price realized, partially offset by an increase in production, in the 2026 period compared to the 2025 period.

The average price realized for the three months ended June 30, 2026 decreased $0.43 per Mcf to $1.58 per Mcf compared to $2.01 per Mcf for the three months ended June 30, 2025. The decrease in the average sales price realized for natural gas production was due to a lower average sales price, partially offset by a decrease in the average rate for other post-production costs. The average sales price, before post-production costs, decreased from $2.74 per Mcf for the three months ended June 30, 2025 to $2.26 per Mcf for the three months ended June 30, 2026. The decrease in price was the result of a decrease in the average monthly closing NYMEX price, partially offset by a decrease in the average negative basis. The weighted average monthly closing NYMEX price for the three months ended June 30, 2026 was $2.89 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.45 per MMBtu for the three months ended June 30, 2025. The average Basis per MMBtu realized for the three months ended June 30, 2026 was minus $0.71 per MMBtu compared to minus $0.79 per MMBtu for the three months ended June 30, 2025.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Average post-production costs were $0.68 per Mcf for the three months ended June 30, 2026 compared to $0.72 per Mcf for the three months ended June 30, 2025.

Production increased 14.6% from 436 MMcf for the three months ended June 30, 2025 to 500 MMcf for the three months ended June 30, 2026 due to compressor maintenance and the associated downtime occurring on the GCGS during the three months ended June 30, 2025.

General and administrative expenses paid by the Trust were $0.7 million and $0.4 million for the three-month periods ended June 30, 2026 and 2025, respectively. This increase was primarily due to the timing of payment of certain expenses. Cash reserves of $0.1 million were withheld for each of the three-month periods ended June 30, 2026 and June 30, 2025.

For the Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Distributable income increased to $1.6 million for the six months ended June 30, 2026 from $1.3 million for the six months ended June 30, 2025. Compared to the six months ended June 30, 2025, royalty income increased by $0.4 million while administrative expenses increased approximately $0.1 million.

Royalty income increased to $2.6 million for the six months ended June 30, 2026 from $2.2 million for the six months ended June 30, 2025. This increase was primarily due to an increase in the average sales price realized and an increase in production in the 2026 period compared to the 2025 period.

The average price realized for the six months ended June 30, 2026 increased $0.26 per Mcf to $2.72 per Mcf compared to $2.46 per Mcf for the six months ended June 30, 2025. The increase in the average sales price realized for natural gas production was due to a higher average sales price and a decrease in the average rate for other post-production costs. The average sales price, before post-production costs, increased from $3.12 per Mcf for the six months ended June 30, 2025 to $3.36 per Mcf for the six months ended June 30, 2026. The increase in price was the result of an increase in the average monthly closing NYMEX price, partially offset by an increase in the average negative basis. The weighted average monthly closing NYMEX price for the six months ended June 30, 2026 was $3.82 per MMBtu compared to the weighted average monthly closing NYMEX price of $3.55 per MMBtu for the six months ended June 30, 2025. The average Basis per MMBtu realized for the six months ended June 30, 2026 was minus $0.56 per MMBtu compared to minus $0.52 per MMBtu for the six months ended June 30, 2025.

Post-production costs consist of a post-production services fee together with a charge for electricity used in lieu of gas for compression on the gathering system and firm transportation charges on interstate gas pipelines. Average post-production costs were $0.64 per Mcf for the six months ended June 30, 2026 compared to $0.66 per Mcf for the six months ended June 30, 2025.

Production increased 8.2% from 877 MMcf for the six months ended June 30, 2025 to 950 MMcf for the six months ended June 30, 2026 due to compressor maintenance and the associated downtime occurring on the GCGS during the six months ended June 30, 2025.

General and administrative expenses paid by the Trust were $0.8 million and $0.7 million for the six-month periods ended June 30, 2026 and 2025, respectively. Cash reserves of $0.2 million were withheld for each of the six-month periods ended June 30, 2026 and June 30, 2025.

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

Since the first quarter of 2019, the Trustee has been gradually building a cash reserve for the payment of future expenses and liabilities of the Trust by withholding cash reserve amounts from each quarterly distribution. In November 2021, the Trustee notified the Sponsor that the Trustee had determined to increase the targeted cash reserve from the initially stated amount of approximately $1.8 million, to approximately $3.8 million. From the first quarter of 2019 through the fourth quarter of 2022, the Trustee withheld an amount from each distribution equal to the greater of $90,000 or 10% of the amount distributable to unitholders. Since achieving the initial target of $1.8 million in the quarter ended December 31, 2022, the Trustee has been withholding, and currently plans to continue to withhold, $90,000 per quarter until a total of approximately $3.8 million in cash reserves is withheld. For the quarter ended June 30, 2026, the Trustee withheld $90,000 from the funds otherwise available for distribution and withheld a minimal amount of interest earned on the cash reserve balance. As of June 30, 2026, the Trustee has withheld from the funds otherwise available for distribution a total amount of approximately $2.9 million plus $0.4 million of interest toward the building of the $3.8 million cash reserve. These withholdings are in addition to the existing cash reserve of $0.5 million, which is determined prior to the payments of quarterly expenses. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.

Payments to the Trust in respect of the Royalty Interests are based on the complex provisions of the various conveyances held by the Trust, copies of which are filed as exhibits to the 2025 Form 10-K, and reference is hereby made to the text of the conveyances for the actual calculations of amounts owed to the Trust.

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

The Royalty interest in gas properties is assessed to determine whether the net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC Topic 360, Property, Plant and Equipment. The Trust determines whether an impairment charge is necessary to its investment in the Royalty interest in gas properties if total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. If required, the Trust will recognize an impairment charge to the extent that the net capitalized costs exceed the discounted fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such impairment charge would not reduce Distributable Income, although it would reduce Trust Corpus. If an impairment is present, the measurement of an impairment loss involves estimates of fair value, which are determined based on discounted cash flow techniques using assumptions including projected revenues, future commodity prices, production costs, and market-specific average cost of capital. Estimates of undiscounted future net revenues attributable to proved gas reserves utilize estimates of future pricing, which are generally developed based on NYMEX forward pricing curves. No impairment in the Underlying Properties was recognized during 2025 or during the three and six months ended June 30, 2026. Significant dispositions or abandonment of the Underlying Properties would be charged to Royalty Interests and the Trust Corpus; however, no such dispositions or abandonments occurred during the six-month period ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2026, there was no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Greylock Energy.

PART II-OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the 2025 Form 10-K. No material changes to such risk factors have occurred since the filing of such report.

Item 5. Other Information.

Rule 10b5-1 Trading Plans.   During the three months ended June 30, 2026, no officer or employee of the Trustee who performs policy-making functions for the Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Trust units.

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

Date: August 13, 2026

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